Form 10-Q
period 1997-04-06
FIELDWORKS INC
filed 1997-05-20
CIK 912643

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended April 6, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-22221

                            FIELDWORKS, INCORPORATED
             (Exact name of registrant as specified in its charter)

                  Minnesota                                      41-1731723
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)


                             9961 Valley View Road
                         Eden Prairie, Minnesota  55344
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (612) 947-0856
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     [ ]     No      [X]


The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of May 14, 1997 was 8,684,054.

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                   FIELDWORKS, INCORPORATED AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                            April 6, 1997     January 5, 1997
                                            -------------     ---------------
                 ASSETS                      (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents................    $11,586,900       $ 2,132,089
 Accounts receivable, net of allowance
  for doubtful accounts of $280,000 and
  $201,400................................      3,070,977         2,008,693
 Inventories..............................      5,979,680         4,417,322
 Note receivable from related party.......             --            92,175
 Prepaid expenses and other...............        299,748           418,189
                                              -----------       -----------
     Total current assets.................     20,937,305         9,068,468
                                              -----------       -----------
PROPERTY AND EQUIPMENT:
 Computers and equipment..................      1,191,634         1,125,379
 Furniture and fixtures...................        128,723           125,374
 Leasehold improvements...................        110,547            98,585
 Less: Accumulated depreciation...........       (658,936)         (553,178)
                                              -----------       -----------
     Property and equipment, net..........        771,968           796,160
DEPOSITS AND OTHER ASSETS, net............         27,463            41,491
                                              -----------       -----------
                                              $21,736,736       $ 9,906,119
                                              ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable............................    $ 4,959,644       $ 4,675,838
 Notes payable to related parties.........             --         1,350,000
 Accounts payable.........................      2,283,572         1,111,526
 Accrued compensation and benefits........        398,922           264,035
 Accrued warranty and other...............        968,079           567,201
 Current maturities of capitalized
  lease obligations.......................         50,783            57,411
                                              -----------       -----------
     Total current liabilities............      8,661,000         8,026,011
CAPITALIZED LEASE OBLIGATIONS, less
 current maturities.......................         68,449            66,722
                                              -----------       -----------
     Total liabilities....................      8,729,449         8,092,733
                                              -----------       -----------
SHAREHOLDERS' EQUITY:
 Series A convertible preferred stock,
  $.001 par value, 300,000 shares
  authorized, issued and outstanding at
  January 5, 1997.........................             --               300
 Common stock, $.001 par value,
  30,000,000 and 14,700,000 shares
  authorized; 8,684,054 and 5,880,736
  issued and outstanding..................          8,684             5,881
 Common stock warrants....................        150,640           231,985
 Additional paid-in capital...............     19,849,260         7,878,591
 Accumulated deficit......................     (7,001,297)       (6,303,371)
                                              -----------       -----------
     Total shareholders' equity...........     13,007,287         1,813,386
                                              -----------       -----------
                                              $21,736,736       $ 9,906,119
                                              ===========       ===========

   The accompanying notes are an integral part of these consolidated balance sheets.

                   FIELDWORKS, INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                  For the Three Months Ended
                                                ------------------------------
                                                April 6, 1997   March 31, 1996
                                                -------------   --------------
NET SALES.....................................   $5,117,168       $2,830,315
COST OF SALES.................................    3,234,523        1,735,277
                                                 ----------       ----------
     Gross profit.............................    1,882,645        1,095,038
                                                 ----------       ----------
OPERATING EXPENSES:
  Sales and marketing.........................      988,279          590,748
  General and administrative..................      774,260          465,026
  Research and development....................      397,681          430,712
                                                 ----------       ----------
     Total operating expenses.................    2,160,220        1,486,486
                                                 ----------       ----------
     Operating loss...........................     (277,575)        (391,448)
INTEREST EXPENSE AND OTHER, net...............     (420,351)         (63,904)
                                                 ----------       ----------
NET LOSS FROM CONTINUING OPERATIONS...........     (697,926)        (455,352)
LOSS FROM DISCONTINUED OPERATION (NOTE 1).....           --          (69,609)
                                                 ----------       ----------
NET LOSS......................................   $ (697,926)      $ (524,961)
                                                 ==========       ==========

EARNINGS (LOSS) PER SHARE:
  Net loss per common share from
   continuing operations......................   $     (.10)      $     (.07)
  Loss per common share from
   discontinued operation.....................           --             (.01)
                                                 ----------       ----------
  Net loss per common share...................   $     (.10)      $     (.08)
                                                 ==========       ==========
  Weighted average common shares
   outstanding................................    7,040,430        6,581,170
                                                 ==========       ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                   FIELDWORKS, INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                  For the Three Months Ended
                                                  --------------------------
                                                April 6, 1997   March 31, 1996
                                                -------------   --------------
OPERATING ACTIVITIES:
  Net loss....................................   $  (697,926)     $(524,961)
  Adjustments to reconcile net loss to net
   cash used for operating activities-
     Depreciation and amortization............       399,363         61,438
     Change in operating items:
        Accounts receivable...................    (1,062,284)       (59,177)
        Inventories...........................    (1,562,358)      (224,793)
        Prepaid expenses and other............       122,670       (121,263)
        Net assets of discontinued
         operation............................            --         46,116
        Accounts payable......................     1,172,046        493,021
        Accrued expenses......................       535,765         32,626
                                                 -----------      ---------
        Net cash used for operating
         activities...........................    (1,092,724)      (296,993)
                                                 -----------      ---------
INVESTING ACTIVITIES:
  Purchase of property and equipment..........       (74,412)       (92,756)
  Collection of loan to related party.........        92,175             --
                                                 -----------      ---------
     Net cash provided by (used for)
      investing activities....................        17,763        (92,756)
                                                 -----------      ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock......    11,891,827        106,000
  Net line of credit borrowings...............            --        340,000
  Payment of notes payable to related
   parties....................................    (1,350,000)            --
  Payment of capitalized lease
   obligations................................       (12,055)        (9,539)
                                                 -----------      ---------
     Net cash provided by financing
      activities..............................    10,529,772        436,461
                                                 -----------      ---------
INCREASE IN CASH AND CASH EQUIVALENTS.........     9,454,811         46,712
CASH AND CASH EQUIVALENTS, beginning of
 period.......................................     2,132,089        112,602
                                                 -----------      ---------
CASH AND CASH EQUIVALENTS, end of period......   $11,586,900      $ 159,314
                                                 ===========      =========



  The accompanying notes are an integral part of these consolidated financial statements.

                   FIELDWORKS, INCORPORATED AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.   Basis of Presentation:

     The accompanying unaudited consolidated financial statements of FieldWorks, Incorporated (FieldWorks or the Company), should be read in conjunction with the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's Registration Statement on Form S-1, File No. 333-18335, for the fiscal year ended January 5, 1997. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.


 Merger With Paragon Technology, Incorporated and Subsequent Distribution

     In August 1995, FieldWorks completed a merger with Paragon Technology, Incorporated (Paragon), a Pennsylvania company engaged in software research and development. The merger was accounted for as a pooling of interests. On November 11, 1996, the Company's board of directors approved the distribution of all of the issued and outstanding common stock of Paragon as a dividend to Company shareholders of record as of November 15, 1996. All shares of Paragon stock were distributed prior to January 5, 1997. Paragon's results of operations for the three month period ended March 31, 1996 have been presented as a discontinued operation in the accompanying statement of operations.



2.   Inventories:

     Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method, and consisted of the following:


                                               April 6, 1997   January 5, 1997
                                               -------------   ---------------
Raw materials...............................     $4,327,153       $2,772,219
Work in process.............................        947,645        1,066,189
Finished goods..............................        704,882          578,914
                                                 ----------       ----------
  Total.....................................     $5,979,680       $4,417,322
                                                 ==========       ==========

3.   Initial Public Offering:

     In March 1997, the Company completed an initial public offering (IPO) of 2,125,000 shares of common stock with proceeds of approximately $11.9 million, net of related offering costs. The proceeds of the offering will be used to repay bridge financing arrangements, to fund capital expenditures and for working capital purposes. In connection with the offering, the Company issued warrants to the underwriter to purchase 212,500 shares of common stock at an exercise price of $7.80 per share. At the completion of the IPO, the Company's articles of incorporation were amended to authorize 30 million shares of common stock, $.001 par value, and five million shares of undesignated preferred stock, $.001 par value.

4.   Supplemental Cash Flow Information:

                                                 For the Three Months Ended
                                                -----------------------------
                                                April 6, 1997  March 31, 1996
                                                -------------  --------------
Supplemental cash flow disclosure:
  Cash paid for interest....................       $88,353         $66,379
                                                   =======         =======
Noncash investing activities:
  Property and equipment acquired under
   capital leases...........................       $ 7,154         $    --
                                                   =======         =======

5.   Recently Issued Accounting Pronouncement:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This standard establishes new guidelines for computing and presenting earnings
(loss) per share (EPS). Management believes that the adoption of SFAS No. 128 will not have a material impact on the Company's calculation of EPS.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary Statement

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. In light of this, the Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged carefully to review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, all of which attempt to advise interested parties of the risks and factors that may affect the Company's business.
Factors that might cause such differences include, but are not limited to, the following: the level of market acceptance of the Company's products, the growth of the rugged computing market, the impact of competition, the success of the Company's on going research and development efforts, the future availability of financing when and if needed and the impact of general economic and business conditions on the Company's sales. The Company's forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under the "Cautionary Statement" filed as Exhibit 99.1 to this Form 10-Q.

Results of Operations

     The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:

                                                 For the Three Months Ended
                                                 --------------------------
                                                    April 6,    March 31,
                                                   ----------   ---------
                                                      1997        1996
                                                   ----------   ---------
Net sales......................................        100%        100%
Cost of sales..................................         63          61
                                                      ----        ----
  Gross profit.................................         37          39
Operating expenses:
  Sales and marketing..........................         19          21
  General and administrative...................         15          17
  Research and development.....................          8          15
                                                      ----        ----
     Total operating expenses..................         42          53
Operating loss.................................         (5)        (14)
Interest expense and other, net................         (9)         (2)
                                                      ----        ----
Net loss from continuing operations............        (14)        (16)
Loss from discontinued operation...............         --          (3)
                                                      ----        ----
Net loss.......................................        (14)%       (19)%
                                                      ====        ====

Comparison of the Three Month Periods Ended April 6, 1997 and March 31, 1996

     Net Sales. The Company's net sales increased 81% from $2.8 million in the first quarter of fiscal 1996 to $5.1 million for the comparable period in 1997. Of the increase in net sales, $2.7 million was due to an increase in the number of units sold, offset by a $0.4 million aggregate decrease due to reductions in the average selling prices of the 7000 Series products. International sales decreased from 29% of net sales for the first quarter of 1996 to 23% of net sales for the comparable period in 1997 as a result of the Company's focus on building its domestic sales force and the impact of continuing efforts to achieve compliance with European EMI standards for the 5000 Series. The Company believes that international sales as a percentage of total net sales will continue at levels similar to those in 1996, with little impact on the Company's results of operations or liquidity.

     Gross Profit. Gross profit increased 72% from $1.1 million in the first quarter of 1996 to $1.9 million in the comparable period in 1997. As a percentage of net sales, gross profit decreased from 39% to 37%. The introduction in the second half of 1996 of the 5000 Series, which carries lower pricing and profit margins, and the introduction of a new lower base price 7000 Series model in the fourth quarter of 1996, were the significant causes for the reduced margins as a percent of net sales. With unit volume increases and improvements in manufacturing efficiencies, the Company believes it can maintain gross margins in the mid to high 30% range for the remainder of 1997.

     Sales and Marketing. Sales and marketing expenses increased from $0.6 million or 21% of net sales for the first quarter of 1996 to $1.0 million or 19% of net sales for the comparable period in 1997. The increase was due primarily to increased staffing as the Company continued to expand its inside sales force, manufacturers representative commissions, and advertising and promotion expenses to build general product recognition. The Company expects that its sales and marketing expenses will continue to increase as it seeks additional expansion of its sales channels.

     General and Administrative. General and administrative expenses increased from $0.5 million or 16% of net sales for the first quarter of 1996 to $0.8 million or 15% of net sales for the first quarter of

1997. The increase was due primarily to increased staffing, allowances for bad debt expenses, facilities expenses, information systems support and expansion costs, and professional services. Additional compensation related expenses were incurred as the Company continued to add to its general and administrative infrastructure. The Company also incurred greater facility costs for additional rented space as compared to the first quarter of 1996. The Company expects to continue to increase its general and administrative expenses in the foreseeable future.

     Research and Development. Research and development expenses are incurred in the development and testing of new products and customized computing platforms for special applications and are expensed as incurred. Research and development expenses remained constant at $0.4 million, which represented a decrease from 15% to 8% of net sales from the first quarter of 1996 to the first quarter of 1997. An increase in salaries and related expenses in the first quarter of 1997 was offset by a reduction in product development material costs as compared to the first quarter of 1996. During the first quarter of 1996 a significant investment in material costs was made relating to the introduction of the 5000 Series. The Company expects research and development expenses to increase for the foreseeable future as it continues to develop new products and enhance its existing product lines.

     Interest Expense and Other, Net. Interest expense increased from approximately $64,000 for the first quarter of 1996 to $420,000 for the comparable period in 1997, primarily due to higher levels of indebtedness and the related amortization of certain financing costs. The Company expects to report net interest income in future quarters due to the repayment of debt in March and April of 1997 using initial public offering proceeds and the subsequent investment of the remaining proceeds. Forms of indebtedness outstanding during the first quarter of 1997 included loans from affiliated parties and other bridge notes, which were required to fund working capital requirements prior to the completion of the initial public offering.



Liquidity and Capital Resources

     Since inception, the Company has principally financed its operations and capital expenditures through the private sale of equity and debt securities, loans and bank lines of credit. As of January 5, 1997, the Company had outstanding loans of $6.4 million, including $1.3 million with affiliated parties. As of April 6, 1997, the Company had outstanding loans of $5.0 million. No bank lines were open as of January 5, 1997 or April 6, 1997. In the first quarter of 1997, the Company completed an initial public offering of common stock and received net proceeds of $11.9 million from the sale of 2,125,000 shares. From the proceeds, the Company repaid $1.4 million of loans during the first quarter of 1997, including the entire amount with affiliated parties, and has subsequently repaid the remaining $5.0 million of loans in the second quarter of 1997. Cash provided by financing activities, including those listed above, totaled $10.5 million for the first quarter of 1997 and $0.4 million for the comparable period in 1996.

     Cash used for operating activities totaled $1.1 million for the first quarter of 1997 and $0.3 million for the comparable period in 1996.
Inventories, which include primarily raw materials, work in process and demonstration units, increased from $4.4 million at January 5, 1997 to $6.0 million at April 6, 1997. The increase was primarily due to a build up of raw materials necessary to fill the Company's backlog of orders and maintain current increased production levels. Accounts receivable increased 53% from $2.0 million at January 5, 1997 to $3.1 million at April 6, 1997, due to increased sales. Accounts payable increased from $1.1 million at January 5, 1997 to $2.3 million at April 6, 1997, primarily due to the increased purchases of inventories, as well as costs related to the initial public offering. Accrued warranty and other increased from $0.6 million at January 5, 1997, to $1.0 million at April 6, 1997 due to warranties related to increased sales, as well as accruals for expenses related to the initial public offering and interest on outstanding notes.

     As of April 6, 1997 the Company had cash and cash equivalents of $11.6 million.

     The Company believes that cash on hand, interest expected to be earned thereon, and anticipated revenues will be sufficient to fund its operations at least through the next twelve months. Cash requirements for periods beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth, among other factors.



PART II.  OTHER INFORMATION
---------------------------
ITEM 1.  LEGAL PROCEEDINGS

     On June 25, 1996, a shareholder of the Company commenced an action in Minnesota state district court against the Company and certain directors of the Company. The essence of the shareholder's allegations was that the Company issued shares of Common Stock without the authorization of all shareholders in violation of certain agreements and that certain of the Company's directors treated the plaintiff unfairly. The shareholder requested unspecified equitable relief. On October 8, 1996, the district court judge granted the Company's motion for summary judgment dismissing the lawsuit, and on October 29, 1996, judgment was entered in favor of the Company. By notice dated January 15, 1997, the shareholder filed an appeal with the Minnesota Court of Appeals, Rejsa vs. Beeman et al. Briefs have been submitted in the matter and oral arguments are set for June 17, 1997.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  A Special Meeting of Shareholders was held on January 20, 1997.

     (b) The shareholders voted on four matters: to amend and restate the Company's Amended and Restated Articles of Incorporation, to amend and restate the Company's Amended and Restated Bylaws, to adopt the Company's 1996 Nonemployee Director Stock Option Plan and to amend the Company's 1994 Long-Term Incentive and Stock Option Plan (the Plan) increasing the number of shares subject to the Plan from 1,100,000 to 1,500,000. The shareholders voted in favor of all matters by the following votes:


                                            Votes     Votes     Votes
                                            -----     -----     -----
                                             For     Against  Abstained
                                             ---     -------  ---------
Amend and restate the Amended and
 Restated Articles of Incorporation.....  3,830,702  386,000    1,000
Amend and restate the Amended and
 Restated Bylaws........................  3,769,368       --       --
Adopt the 1996 Nonemployee Director
 Stock Option Plan......................  3,692,368  524,334    1,000
Amend the 1994 Long-Term Incentive
 and Stock Option Plan..................  3,724,368  491,334    1,000

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 1.1 Underwriting Agreement, dated March 19, 1997, between the Company and R.J. Steichen & Company (filed herewith)

     Exhibit 3.1 Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement filed on Form S-1, File No. 333-18335)

     Exhibit 3.2 Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement filed on Form S-1, File No. 333-18335)

     Exhibit 10.1 Warrant dated March 25, 1997, issued to R.J. Steichen & Company (filed herewith)

     Exhibit 11.1  Statement Re Computation of Per Share Earnings

     Exhibit 27.1  Financial Data Schedule

     Exhibit 99.1  Cautionary Statement

(b)  Reports on Form 8-K

     None.



                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIELDWORKS, INCORPORATED


Date:  May 20, 1997                           /s/ Steven A. Manske
                                       -----------------------------------------
                                       Steven A. Manske, Vice President of
                                       Finance (as authorized officer and
                                       principal financial officer)