Form 10-Q
period 1997-07-06
FIELDWORKS INC
filed 1997-08-19
CIK 912643

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

For the quarterly period ended July 6, 1997

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

Yes     [X]     No      [   ]


The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of August 11, 1997 was 8,684,054.

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    FIELDWORKS, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        JULY 6, 1997   JANUARY 5, 1997
                                                                                        ------------   ---------------
                                         ASSETS                                           (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents.........................................................    $ 5,805,975     $ 2,132,089
   Accounts receivable, net of allowance for doubtful accounts of $280,000 and
     $201,400........................................................................      2,959,650       2,008,693
   Inventories.......................................................................      5,105,900       4,417,322
   Note receivable from related party................................................             --          92,175
   Prepaid expenses and other........................................................        220,576         418,189
                                                                                         -----------     -----------
         Total current assets........................................................     14,092,101       9,068,468
                                                                                         -----------     -----------
PROPERTY AND EQUIPMENT:
   Computers and equipment...........................................................      1,236,974       1,125,379
   Furniture and fixtures............................................................        128,723         125,374
   Leasehold improvements............................................................        121,136          98,585
   Less: Accumulated depreciation....................................................       (757,235)       (553,178)
                                                                                         -----------     -----------
         Property and equipment, net.................................................        729,598         796,160
DEPOSITS AND OTHER ASSETS, net.......................................................         26,817          41,491
                                                                                         -----------     -----------
                                                                                         $14,848,516     $ 9,906,119
                                                                                         ===========     ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable.....................................................................    $        --     $ 4,675,838
   Notes payable to related parties..................................................             --       1,350,000
   Accounts payable..................................................................      1,259,025       1,111,526
   Accrued compensation and benefits.................................................        321,441         264,035
   Accrued warranty and other........................................................        462,796         567,201
   Current maturities of capitalized lease obligations...............................         58,660          57,411
                                                                                         -----------     -----------
         Total current liabilities...................................................      2,101,922       8,026,011
CAPITALIZED LEASE OBLIGATIONS, less current maturities...............................         44,591          66,722
                                                                                         -----------     -----------
         Total liabilities...........................................................      2,146,513       8,092,733
                                                                                         -----------     -----------
SHAREHOLDERS' EQUITY:
   Series A convertible preferred stock, $.001 par value, 300,000 shares authorized,
     issued and outstanding at January 5, 1997.......................................             --             300
   Common stock, $.001 par value, 30,000,000 and 14,700,000 shares
     authorized; 8,684,054 and 5,880,736 issued and outstanding......................          8,684           5,881
   Common stock warrants.............................................................        150,640         231,985
   Additional paid-in capital........................................................     19,849,260       7,878,591
   Accumulated deficit...............................................................     (7,306,581)     (6,303,371)
                                                                                         -----------     -----------
         Total shareholders' equity..................................................     12,702,003       1,813,386
                                                                                         -----------     -----------
                                                                                         $14,848,516     $ 9,906,119
                                                                                         ===========     ===========

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                    FIELDWORKS, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                             ----------------------------    ----------------------------
                                                             JULY 6, 1997   JUNE 30, 1996    JULY 6, 1997   JUNE 30, 1996
                                                             ------------   -------------    ------------   -------------
NET SALES................................................... $  5,513,304    $  3,066,067    $ 10,630,472    $  5,896,382
COST OF SALES...............................................    3,570,529       1,840,011       6,805,052       3,575,288
                                                              -----------    ------------    ------------    ------------
         Gross profit.......................................    1,942,775       1,226,056       3,825,420       2,321,094
                                                              -----------    ------------    ------------    ------------
OPERATING EXPENSES:
     Sales and marketing....................................    1,128,646         775,389       2,116,925       1,366,137
     General and administrative.............................      709,057         506,296       1,483,317         971,322
     Research and development...............................      435,469         419,867         833,150         850,579
                                                              -----------    ------------    ------------    ------------
         Total operating expenses...........................    2,273,172       1,701,552       4,433,392       3,188,038
                                                              -----------    ------------    ------------    ------------
         Operating loss.....................................     (330,397)       (475,496)       (607,972)       (866,944)

INTEREST INCOME (EXPENSE) AND OTHER, net....................       25,113         (54,660)       (395,238)       (118,564)
                                                              -----------    ------------    ------------    ------------
NET LOSS FROM CONTINUING OPERATIONS.........................     (305,284)       (530,156)     (1,003,210)       (985,508)
LOSS FROM DISCONTINUED OPERATION (NOTE 1)...................           --        (137,346)             --        (206,955)
                                                              -----------    ------------    ------------    ------------
NET LOSS....................................................  $  (305,284)   $   (667,502)   $ (1,003,210)   $ (1,192,463)
                                                              ===========    ============    ============    ============

EARNINGS (LOSS) PER SHARE:
   Net loss per common share from continuing operations.....  $      (.04)   $       (.08)   $       (.13)   $       (.15)
   Loss per common share from discontinued operation........           --            (.02)             --            (.03)
                                                              -----------    ------------    ------------    ------------
   Net loss per common share................................  $      (.04)   $       (.10)   $       (.13)   $       (.18)
                                                              ===========    ============    ============    ============
   Weighted average common shares outstanding...............    8,684,054       6,591,570       7,862,242       6,586,370
                                                              ===========    ============    ============    ============



             The accompanying notes are an integral part of these
                      consolidated financial statements.

                    FIELDWORKS, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       FOR THE SIX MONTHS ENDED
                                                                    ------------------------------
                                                                    JULY 6, 1997     JUNE 30, 1996
                                                                    ------------     -------------
OPERATING ACTIVITIES:
     Net loss..................................................     $ (1,003,210)    $  (1,192,463)
     Adjustments to reconcile net loss to net cash used for
        operating activities-
          Depreciation and amortization........................          539,588           130,320
          Change in operating items:
               Accounts receivable.............................         (950,957)         (475,501)
               Inventories.....................................         (688,578)       (1,732,574)
               Prepaid expenses and other......................          201,842           (82,771)
               Net assets of discontinued operation............               --           (26,068)
               Accounts payable................................          147,499         1,378,604
               Accrued expenses................................          (46,999)          (18,809)
                                                                    ------------      ------------
               Net cash used for operating activities..........       (1,800,815)       (2,019,262)
                                                                    ------------      ------------
INVESTING ACTIVITIES:
     Purchase of property and equipment........................         (131,265)         (270,562)
     Collection of loan to related party.......................           92,175
                                                                    ------------      ------------
                                                                                                --
          Net cash used for investing activities...............          (39,090)         (270,562)
                                                                    ------------      ------------
FINANCING ACTIVITIES:
     Proceeds from issuance of common stock....................       11,891,827           160,999
     Net line of credit borrowings.............................               --           840,000
     Proceeds from notes payable to related parties............               --         1,540,000
     Payment of notes payable to related parties...............       (6,350,000)               --
     Payment of capitalized lease obligations..................          (28,036)          (20,608)
                                                                    ------------      ------------
          Net cash provided by financing activities............        5,513,791         2,520,391
                                                                    ------------      ------------
INCREASE IN CASH AND CASH EQUIVALENTS..........................        3,673,886           230,567
CASH AND CASH EQUIVALENTS, beginning of period.................        2,132,089           112,602
                                                                    ------------    --------------
CASH AND CASH EQUIVALENTS, end of period.......................     $  5,805,975    $      343,169
                                                                    =============   ==============

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


   Merger With Paragon Technology, Incorporated and Subsequent Distribution

     In August 1995, FieldWorks completed a merger with Paragon Technology, Incorporated (Paragon), a Pennsylvania company engaged in software research and development. The merger was accounted for as a pooling of interests. On November 11, 1996, the Company's board of directors approved the distribution of all of the issued and outstanding common stock of Paragon as a dividend to Company shareholders of record as of November 15, 1996. All shares of Paragon stock were distributed prior to January 5, 1997. Paragon's results of operations for the three and six month periods ended March 31, 1996 and June 30, 1996 have been presented as a discontinued operation in the accompanying statements of operations.

2.   INVENTORIES:

     Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method, and consisted of the following:

                                                                           JULY 6, 1997 JANUARY 5, 1997
                                                                           ------------ ---------------
Raw materials...........................................................     $3,659,394      $2,772,219
Work in process.........................................................        768,263       1,066,189
Finished goods..........................................................        678,243         578,914
                                                                             ----------      ----------
     Total..............................................................     $5,105,900      $4,417,322
                                                                             ==========      ==========

3.   INITIAL PUBLIC OFFERING:

     In March 1997, the Company completed an initial public offering (IPO) of 2,125,000 shares of common stock with proceeds of approximately $11.9 million, net of related offering costs. The Company used $6.4 million of the proceeds to repay bridge financing arrangements and the remaining proceeds will be used to fund capital expenditures and for working capital purposes. In connection with the offering, the Company issued warrants to the underwriter to purchase 212,500 shares of common stock at an exercise price of $7.80 per share. At the completion of the IPO, the Company's articles of incorporation were amended to authorize 30 million shares of common stock, $.001 par value, and five million shares of undesignated preferred stock, $.001 par value.

4.   SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                                FOR THE SIX MONTHS ENDED
                                                                              ----------------------------
                                                                              JULY 6, 1997   JUNE 30, 1996
                                                                              ------------   -------------
Supplemental cash flow disclosure:
     Cash paid for interest................................................    $  260,114      $  155,292
                                                                               ==========      ==========
Noncash investing activities:
     Property and equipment acquired under capital leases..................    $    7,154      $   24,000
                                                                               ==========      ==========

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. In light of this, the Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged carefully to review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, all of which attempt to advise interested parties of the risks and factors that may affect the Company's business. Factors that might cause such differences include, but are not limited to, the following: the level of market acceptance of the Company's products, the growth of the rugged computing market, the impact of competition, the success of the Company's on going research and development efforts, the future availability of financing when and if needed and the impact of general economic and business conditions on the Company's sales. The Company's forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under the "Cautionary Statement" filed as Exhibit 99.1 to its Form 10-Q for the period ended April 6, 1997.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:

                                                    FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                    --------------------------   ------------------------
                                                    JULY 6, 1997 JUNE 30, 1996  JULY 6, 1997 JUNE 30, 1996
                                                    --------------------------  --------------------------
Net sales.........................................       100%          100%          100%          100%
Cost of sales.....................................        65            60            64            61
                                                         ---           ---           ---           ---
     Gross profit.................................        35            40            36            39
Operating expenses:
     Sales and marketing..........................        20            25            20            23
     General and administrative...................        13            17            14            16
     Research and development.....................         8            14             8            15
                                                         ---           ---           ---           ---
          Total operating expenses................        41            56            42            54
Operating loss....................................        (6)          (16)           (6)          (15)
Interest expense and other, net...................        --            (2)           (3)           (2)
                                                         ---           ---           ---           ---
Net loss from continuing operations...............        (6)          (18)           (9)          (17)
Loss from discontinued operation..................        --            (4)           --            (3)
                                                         ---           ---           ---           ---
Net loss..........................................        (6)%         (22)%          (9)%         (20)%
                                                         ===           ===           ===           ===

     Net Sales. The Company's net sales increased 80% from $3.1 million in the second quarter of fiscal 1996 to $5.5 million for the comparable period in 1997 and from $5.9 million in the first six months of fiscal 1996 to $10.6 million for the comparable period in 1997. Increases in the number of units sold accounted for $3.0 million and $5.7 million of the increase in net sales for the second quarter and six month periods, respectively. These increases were offset by decreases of $0.6 million and $1.0 million during the second quarter and the six month periods due to reductions in the average selling prices of the 7000 Series products and the introduction of the 5000 Series, which carries lower pricing.

     International sales remained relatively constant at 24% of net sales for the first six months of 1996 and 23% for the first six months of 1997. The Company believes that international sales as a percentage of total net sales will continue at levels similar to those in 1996, with little impact on the Company's results of operations or liquidity.

     Gross Profit. Gross profit increased 58% from $1.2 million in the second quarter of 1996 to $1.9 million in the comparable period in 1997. As a percentage of net sales, gross profit decreased from 40% to 35%. Gross profit increased 65% from $2.3 million in the first six months of 1996 to $3.8 million in the comparable period in 1997 but decreased as a percentage of net sales from 39% to 36%. The introduction in the second half of 1996 of the 5000 Series, which carries lower pricing and profit margins, and the introduction of a new lower base price 7000 Series model in the fourth quarter of 1996, were the significant causes for the reduced margins as a percent of net sales. The Company expects the 5000 Series to represent a greater percentage of sales in future quarters. With unit volume increases and improvements in manufacturing efficiencies, the Company believes it can maintain gross margins in the mid 30% range for the remainder of 1997.

     Sales and Marketing. Sales and marketing expenses increased from $0.8 million or 25% of net sales for the second quarter of 1996 to $1.1 million or 20% of net sales for the comparable period in 1997. Sales and marketing expenses increased from $1.4 million or 23% of net sales for the first six months of 1996 to $2.1 million or 20% of net sales for the comparable period in 1997. The increases were due primarily to increased staffing as the Company continued to expand its inside sales force and advertising and promotion expenses to build general product recognition. The Company expects that its sales and marketing expenses will continue to increase as it seeks additional expansion of its sales channels.

     General and Administrative. General and administrative expenses increased from $0.5 million or 17% of net sales for the second quarter of 1996 to $0.7 million or 13% of net sales for the second quarter of 1997 and increased from $1.0 million or 16% of net sales for the first six months of 1996 to $1.5 million or 14% of net sales for the comparable period in 1997. The increase was due primarily to increased staffing, allowances for bad debt expenses and facilities expenses. Additional compensation related expenses were incurred as the Company continued to add to its general and administrative infrastructure. The Company also incurred greater facility costs for additional leased space as compared to the second quarter of 1996. An increase in professional services in order to support the Company's information systems was offset by a reduction of legal fees due to the resolution of a dispute with a terminated distributor in the fourth quarter of 1996. During the second quarter of 1997, the Company signed a lease for a new, larger facility which it expects to move into in the fourth quarter of 1997. The Company is currently seeking a sub-lessor for its current facility. General and administrative expenses are expected to continue to increase in the foreseeable future.

     Research and Development. Research and development expenses are incurred in the development and testing of new products and customized computing platforms for special applications and are expensed as incurred. Research and development expenses remained constant at $0.4 million during the second quarter of 1996 and the second quarter of 1997, which represented a decrease from 14% to 8% of net sales. Research and development expenses decreased from $0.9 million for the first six months of 1996 to $0.8 million for the comparable period in 1997, which represented a decrease from 15% to 8% of net sales. An increase in salaries and related expenses in these periods was offset by a reduction in product development material costs. During the first six months of 1996 a significant investment in material costs was made relating to the introduction of the 5000 Series. The Company expects research and development expenses to increase for the foreseeable future as it continues to develop new products and enhance its existing product lines.

     Interest Income (Expense) and Other, Net. Interest expense was approximately $55,000 for the second quarter of 1996 compared to interest income of $25,000 for the comparable period in 1997. This was primarily due to the repayment of debt in March and April of 1997 using initial public offering proceeds and the subsequent investment of the remaining proceeds. Interest expense increased from approximately $119,000 for the first six months of 1996 to $395,000 for the comparable period in 1997, primarily due to higher levels of indebtedness (which were paid off in March and April of 1997, as noted above) and the related amortization of certain financing costs. The Company expects to continue reporting net interest income for the second half of 1997.


LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has principally financed its operations and capital expenditures through the private sale of equity and debt securities, loans and bank lines of credit. As of January 5, 1997, the Company had outstanding loans of $6.4 million, including $1.3 million with affiliated parties. As of July 6, 1997, the Company had no outstanding loans. There were no bank lines open as of January 5, 1997 or July 6, 1997. In the first quarter of 1997, the Company completed an initial public offering of common stock and received net proceeds of $11.9 million from the sale of 2,125,000 shares. From the proceeds, the Company repaid $1.4 million of loans during the first quarter of 1997, including the entire amount of loans with affiliated parties. The Company repaid the remaining $5.0 million of loans in the second quarter of 1997. Cash provided by financing activities, including those listed above, totaled $5.5 million for the first six months of 1997 and $2.5 million for the comparable period in 1996.

     Cash used for operating activities totaled $1.8 million for the first six months of 1997 and $2.0 million for the comparable period in 1996. Inventories, which include primarily raw materials, work in process and demonstration units, increased from $4.4 million at January 5, 1997 to $5.1 million at July 6, 1997. The increase was primarily due to a build up of raw materials necessary to fill the Company's backlog of orders and maintain current increased production levels. Accounts receivable increased 47% from $2.0 million at January 5, 1997 to $3.0 million at July 6, 1997, due to increased sales.

     Cash used for investing activities totaled approximately $39,000 for the first six months of 1997 and $271,000 for the comparable period in 1996. The Company plans to expend larger amounts in the third and fourth quarter of 1997 to purchase property and equipment related to its new leased facility.

     As of July 6, 1997 the Company had cash and cash equivalents of $5.8 million.

     The Company believes that cash on hand, interest expected to be earned thereon, and anticipated operating cash flows will be sufficient to fund its operations at least through the next twelve months. Cash requirements for periods during and beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth, among other factors.



PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 25, 1996, a shareholder of the Company commenced an action in Minnesota state district court against the Company and certain directors of the Company. The essence of the shareholder's allegations was that the Company issued shares of Common Stock without the authorization of all shareholders in violation of certain agreements and that certain of the Company's directors treated the plaintiff unfairly. The shareholder requested unspecified equitable relief. On October 8, 1996, the district court judge granted the Company's motion for summary judgment dismissing the lawsuit, and on October 29, 1996, judgment was entered in favor of the Company. By notice dated January 15, 1997, the shareholder filed an appeal with the Minnesota Court of Appeals, Rejsa vs. Beeman et al. Briefs were submitted in the matter and oral arguments were held on June 17, 1997. No decision has been rendered, but the Company expects a decision within 90 days of the date of oral arguments.



ITEM 2.  CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

         On January 7, 1997, the Company issued 10,050 shares of common stock to a former employee at a price of $3.00 per share on exercise of an incentive stock option. The Company relied on the exemption from registration available under section 3(b) of the Securities Act of 1933, as amended, and Rule 701 thereunder.

         On March 21, 1997, the Company issued 5,000 shares of common stock to a former employee at a price of $1.00 per share on exercise of an incentive stock option and 5,000 shares of common stock to a former consultant at a price of $1.00 per share on exercise of a non incentive stock option. The Company relied on the exemption from registration available under section 3(b) of the Securities Act of 1933, as amended, and Rule 701 thereunder. Additionally, on March 21, 1997, the Company issued 81,345 shares of common stock to a former lessor at a price of $1.00 per share on exercise of a warrant. The Company relied on the exemption from registration available under section 4(2) of the Securities Act of 1933, as amended.

         On March 25, 1997, the Company issued a warrant to purchase 212,500 shares of common stock to R.J. Steichen & Company. The warrants may be exercised any time after March 19, 1998 at a price of $7.80 per share and expire on March 20, 2002. The transaction was negotiated as part of an underwriting agreement dated March 19, 1997. The Company relied on the exemption from registration available under section 4(2) of the Securities Act of 1933, as amended.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

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

FIELDWORKS, INCORPORATED


Date:  August 19, 1997                      /s/ Karen L. Engebretson
                                      ------------------------------------------
                                      Karen L. Engebretson, Vice President of
                                      Finance and CFO (as authorized officer and
                                      principal financial officer)