Form 10-Q
period 1997-10-05
FIELDWORKS INC
filed 1997-11-17
CIK 912643

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 1997

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

Yes     [X]     No      [ ]


The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of November 10, 1997 was 8,713,428.

________________________________________________________________________________

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                   FIELDWORKS, INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              October 5,         January 5,
                                                                 1997               1997
                                                            ----------------  ----------------
                                                               (Unaudited)
                                ASSETS
CURRENT ASSETS:
 Cash and cash equivalents  ..................................  $ 5,057,654       $ 2,132,089
 Accounts receivable, net of allowance
  for doubtful accounts of $385,000 and
  $201,400  ..................................................    4,167,640         2,008,693
 Inventories  ................................................    5,385,390         4,417,322
 Note receivable from related party  .........................           --            92,175
 Prepaid expenses and other  .................................      181,291           418,189
                                                                -----------       -----------
     Total current assets  ...................................   14,791,975         9,068,468
                                                                -----------       -----------
PROPERTY AND EQUIPMENT:
 Computers and equipment  ....................................    1,442,172         1,125,379
 Furniture and fixtures  .....................................      128,723           125,374
 Leasehold improvements  .....................................      170,063            98,585
 Less: Accumulated depreciation  .............................     (855,475)         (553,178)
                                                                -----------       -----------
     Property and equipment, net  ............................      885,483           796,160
DEPOSITS AND OTHER ASSETS, net  ..............................       26,200            41,491
                                                                -----------       -----------
                                                                $15,703,658       $ 9,906,119
                                                                ===========       ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable  ..............................................  $        --       $ 4,675,838
 Notes payable to related parties  ...........................           --         1,350,000
 Accounts payable  ...........................................    1,510,846         1,111,526
 Accrued compensation and benefits  ..........................      609,705           264,035
 Accrued warranty and other  .................................      841,289           567,201
 Current maturities of capitalized
  lease obligations  .........................................       58,175            57,411
                                                                -----------       -----------
     Total current liabilities  ..............................    3,020,015         8,026,011
CAPITALIZED LEASE OBLIGATIONS,
 less current maturities  ....................................       28,584            66,722
                                                                -----------       -----------
     Total liabilities  ......................................    3,048,599         8,092,733
                                                                -----------       -----------
SHAREHOLDERS' EQUITY:
 Series A convertible preferred stock, $.001 par value,
  300,000 shares authorized, issued and outstanding
  at January 5, 1997  ........................................          --               300
 Common stock, $.001 par value, 30,000,000 and
  14,700,000 shares authorized; 8,687,054 and
  5,880,736 issued and outstanding  ..........................        8,687             5,881
 Common stock warrants  ......................................      150,640           231,985
 Additional paid-in capital...................................   19,855,257         7,878,591
 Accumulated deficit  ........................................   (7,359,525)       (6,303,371)
                                                                -----------       -----------
     Total shareholders' equity  .............................   12,655,059         1,813,386
                                                                -----------       -----------
                                                                $15,703,658       $ 9,906,119
                                                                ===========       ===========

                 The accompanying notes are an integral part
                     of these consolidated balance sheets.

                   FIELDWORKS, INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                           For the Three Months Ended     For the Nine Months Ended
                                                          ----------------------------  -----------------------------
                                                           October 5,   September 30,    October 5,    September 30,
                                                              1997           1996           1997            1996
                                                          ------------  --------------  -------------  --------------
NET SALES  ..............................................  $6,012,019      $3,701,390    $16,642,491     $ 9,597,772
COST OF SALES  ..........................................   3,808,465       2,268,690     10,613,517       5,843,978
                                                           ----------      ----------    -----------     -----------
     Gross profit  ......................................   2,203,554       1,432,700      6,028,974       3,753,794
                                                           ----------      ----------    -----------     -----------
OPERATING EXPENSES:
  Sales and marketing  ..................................   1,011,464         910,154      3,128,389       2,276,291
  General and administrative  ...........................     771,696         501,106      2,255,013       1,472,428
  Research and development  .............................     548,918         514,267      1,382,068       1,364,846
                                                           ----------      ----------    -----------     -----------
     Total operating expenses  ..........................   2,332,078       1,925,527      6,765,470       5,113,565
                                                           ----------      ----------    -----------     -----------
     Operating loss  ....................................    (128,524)       (492,827)      (736,496)     (1,359,771)
INTEREST INCOME (EXPENSE) AND OTHER, net  ...............      75,580        (104,203)      (319,658)       (222,767)
                                                           ----------      ----------    -----------     -----------
NET LOSS FROM CONTINUING OPERATIONS  ....................     (52,944)       (597,030)    (1,056,154)     (1,582,538)
LOSS FROM DISCONTINUED OPERATION (NOTE 1)  ..............          --        (139,934)            --        (346,889)
                                                           ----------      ----------    -----------     -----------
NET LOSS  ...............................................  $  (52,944)     $ (736,964)   $(1,056,154)    $(1,929,427)
                                                           ==========      ==========    ===========     ===========

EARNINGS (LOSS) PER SHARE:
 Net loss per common share from continuing operations  ..       $(.01)     $     (.09)         $(.13)    $      (.24)
 Loss per common share from discontinued operation  .....          --            (.02)            --            (.05)
                                                           ----------      ----------    -----------     -----------
 Net loss per common share  .............................       $(.01)     $     (.11)         $(.13)    $      (.29)
                                                           ==========      ==========    ===========     ===========
 Weighted average common shares outstanding  ............   8,684,614       6,617,673      8,136,366       6,596,832
                                                           ==========      ==========    ===========     ===========




                The accompanying notes are an integral part
                 of these consolidated financial statements.

                   FIELDWORKS, INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                      For the Nine Months Ended
                                                               ---------------------------------------
                                                                   October 5,         September 30,
                                                                      1997                1996
                                                               ------------------  -------------------
OPERATING ACTIVITIES:
  Net loss........................................................   $(1,056,154)         $(1,929,427)
  Adjustments to reconcile net loss to net cash used for
    operating activities-
     Depreciation and amortization  ..............................       638,444              242,271
     Change in operating items:
        Accounts receivable  .....................................    (2,158,947)          (1,061,075)
        Inventories  .............................................      (968,068)          (2,461,145)
        Prepaid expenses and other  ..............................       241,127             (331,673)
        Accounts payable  ........................................       399,320              503,987
        Accrued expenses  ........................................       619,758              300,040
                                                                     -----------          -----------
        Net cash used for operating activities  ..................    (2,284,520)          (4,737,022)
                                                                     -----------          -----------
INVESTING ACTIVITIES:
  Purchase of property and equipment  ............................      (385,389)            (359,310)
  Collection of loan to related party  ...........................        92,175                   --
                                                                     -----------          -----------
     Net cash used for investing activities  .....................      (293,214)            (359,310)
                                                                     -----------          -----------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock  ........................    11,897,827              162,670
  Proceeds from issuance of preferred stock  .....................            --            3,000,000
  Net line of credit borrowings  .................................            --              840,000
  Proceeds from notes payable to related parties  ................            --            2,890,000
  Payment of notes payable to related parties  ...................    (6,350,000)          (1,550,341)
  Payment of capitalized lease obligations  ......................       (44,528)             (39,872)
                                                                     -----------          -----------
     Net cash provided by financing activities  ..................     5,503,299            5,302,457
                                                                     -----------          -----------
INCREASE IN CASH AND CASH EQUIVALENTS  ...........................     2,925,565              206,125
CASH AND CASH EQUIVALENTS, beginning of period  ..................     2,132,089              140,442
                                                                     -----------          -----------
CASH AND CASH EQUIVALENTS, end of period  ........................   $ 5,057,654          $   346,567
                                                                     ===========          ===========




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


 Merger With Paragon Technology, Incorporated and Subsequent Distribution

  In August 1995, FieldWorks completed a merger with Paragon Technology, Incorporated (Paragon), a Pennsylvania company engaged in software research and development. The merger was accounted for as a pooling of interests. On November 11, 1996, the Company's board of directors approved the distribution of all of the issued and outstanding common stock of Paragon as a dividend to Company shareholders of record as of November 15, 1996. All shares of Paragon stock were distributed prior to January 5, 1997. Paragon's results of operations for the three and nine month periods ended September 30, 1996 have been presented as a discontinued operation in the accompanying statements of operations.



2.   INVENTORIES:

  Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method, and consisted of the following:

                                            October 5,       January 5,
                                               1997             1997
                                          ---------------  ---------------
Raw materials.............................     $3,264,694       $2,772,219
Work in process  .........................      1,449,646        1,066,189
Finished goods  ..........................        671,050          578,914
                                               ----------       ----------
  Total...................................     $5,385,390       $4,417,322
                                               ==========       ==========



3.   INITIAL PUBLIC OFFERING:

  In March 1997, the Company completed an initial public offering (IPO) of 2,125,000 shares of common stock with proceeds of approximately $11.8 million, net of related offering costs. The Company used $6.4 million of the proceeds to repay bridge financing arrangements and the remaining proceeds will be used to fund capital expenditures and for working capital purposes. In connection with the offering, the Company issued warrants to the underwriter to purchase 212,500 shares of common stock at an exercise price of $7.80 per share. At the completion of the IPO, the Company's articles of incorporation were amended to authorize 30 million shares of common stock, $.001 par value, and five million shares of undesignated preferred stock, $.001 par value.

4.   SUPPLEMENTAL CASH FLOW INFORMATION:

                                                      For the Nine Months Ended
                                                  ----------------------------------
                                                    October 5,       September 30,
                                                       1997              1996
                                                  ---------------  -----------------
Supplemental cash flow disclosure:
  Cash paid for interest  ...........................    $264,037           $202,411
                                                         ========           ========
Noncash investing and financing activities:
  Property and equipment acquired
   under capital leases..............................    $  7,154           $ 64,807
                                                         ========           ========
  Issuance of warrants...............................    $     --           $ 41,800
                                                         ========           ========


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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "expects," "intends," "will likely result," "estimates," "projects" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. In light of this, the Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged carefully to review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission, all of which attempt to advise interested parties of the risks and factors that may affect the Company's business.
Factors that might cause such differences include, but are not limited to, the following: the level of market acceptance of the Company's products, the growth of the rugged computing market, the impact of competition, the success of the Company's on-going research and development efforts, the future availability of financing when and if needed and the impact of general economic and business conditions on the Company's sales. The Company's forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under the "Cautionary Statement" filed as Exhibit 99.1 to its Form 10-Q for the period ended April 6, 1997.

RESULTS OF OPERATIONS

  The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:


                                                    For the Three Months Ended      For the Nine Months Ended
                                                  ------------------------------  ------------------------------
                                                    October 5,    September 30,     OCTOBER 5,    September 30,
                                                       1997            1996            1997            1996
                                                  --------------  --------------  --------------  --------------
Net sales...............................................    100%            100%            100%            100%
Cost of sales  .........................................     63              61              64              61
                                                           ----            ----            ----            ----
  Gross profit  ........................................     37              39              36              39
Operating expenses:
  Sales and marketing  .................................     17              25              19              24
  General and administrative  ..........................     13              13              13              15
  Research and development  ............................      9              14               8              14
                                                           ----            ----            ----            ----
     Total operating expenses  .........................     39              52              40              53
Operating loss  ........................................     (2)            (13)             (4)            (14)
Interest expense and other, net  .......................      1              (3)             (2)             (2)
                                                           ----            ----            ----            ----
Net loss from continuing operations  ...................     (1)            (16)             (6)            (16)
Loss from discontinued operation  ......................     --              (4)             --              (4)
                                                           ----            ----            ----            ----
Net loss................................................     (1)%           (20)%            (6)%           (20)%
                                                           ====            ====            ====            ====



  Net Sales.   The Company's net sales increased 62% from $3.8 million in the third quarter of fiscal 1996 to $6.0 million for the comparable period in 1997 and from $9.6 million in the first nine months of fiscal 1996 to $16.6 million for the comparable period in 1997. The third quarter to third quarter increase was the result of an increase in the number of units sold. The nine month to nine month increase was the result of an increase in the number of units sold partially offset by reductions in the average selling prices of the 7000 Series products and the introduction of the 5000 Series, which carries lower pricing. While the 5000 Series base price is lower than the 7000 Series, the average selling price of the 5000 Series has increased in the third quarter of 1997 as compared to the third quarter of 1996 as a result of customers purchasing more options and accessories.

  International sales remained relatively constant at 22% of net sales for the first nine months of 1996 and 20% for the first nine months of 1997. The Company believes that international sales as a percentage of total net sales will continue at similar levels for the remainder of 1997, with little impact on the Company's results of operations or liquidity.

  Gross Profit. Gross profit increased 54% from $1.4 million in the third quarter of 1996 to $2.2 million in the comparable period in 1997. As a percentage of net sales, gross profit decreased from 39% to 37%. Gross profit increased 61% from $3.8 million in the first nine months of 1996 to $6.0 million in the comparable period in 1997 but decreased as a percentage of net sales from 39% to 36%. The introduction in the second half of 1996 of the 5000 Series, which carries lower pricing and profit margins, and the introduction of a new lower base price 7000 Series model in the fourth quarter of 1996, were the significant causes for the reduced margins as a percent of net sales. The Company expects the 5000 Series to represent a greater percentage of sales in future quarters. With unit volume increases and improvements in manufacturing efficiencies, the Company believes it can maintain gross margins in the mid to upper 30% range for the remainder of 1997.

  Sales and Marketing.   Sales and marketing expenses increased from $0.9
million or 25% of net sales for the third quarter of 1996 to $1.0 million or 17% of net sales for the comparable period in 1997. Sales and marketing expenses increased from $2.3 million or 24% of net sales for the first nine months of 1996 to $3.1 million or 19% of net sales for the comparable period in 1997. The increases were due primarily to increased staffing as the Company continued to expand its inside sales force. In addition, there was an increase in sales commissions paid to outside sales representatives as a result of increased sales volumes. Sales and marketing expenses, as a percentage of sales, has decreased as compared to 1996 due to increased sales. The Company expects these expenses will continue to increase, although remain at similar levels as a percentage of sales, in the future as the Company continues to expand its vertical markets and build its sales and marketing infrastructure.

  General and Administrative.   General and administrative expenses increased
from $0.5 million or 13% of net sales for the third quarter of 1996 to $0.8 million or 13% of net sales for the third quarter of 1997 and increased from $1.5 million or 15% of net sales for the first nine months of 1996 to $2.3 million or 13% of net sales for the comparable period in 1997. The increase was primarily due to compensation related expenses incurred as the Company continued to add to its general and administrative infrastructure. In addition, the Company increased its allowance for bad debt expenses. The Company also incurred greater facility costs for additional leased space in the first nine months of 1997 as compared to the first nine months of 1996. During the second quarter of 1997, the Company signed a lease for a new, larger facility which it expects to move into in the fourth quarter of 1997 and first quarter of 1998. The Company is currently seeking sub-lessors for its current facility and anticipates some continuing lease costs from its existing facility through the lease expiration in June 1999. An increase in professional services in order to support the Company's information systems was offset by a reduction of legal fees due to the resolution of a dispute with a terminated distributor in the fourth quarter of 1996. General and administrative expenses are expected to continue to increase in the foreseeable future.

  Research and Development.   Research and development expenses are incurred in
the development and testing of new products and customized computing platforms for special applications and are expensed as incurred. Research and development expenses remained constant at $0.5 million during the third quarter of 1996 and the third quarter of 1997, which represented a decrease from 14% to 9% of net sales. Research and development expenses remained constant at $1.4 million for the first nine months of 1996 and 1997, which represented a decrease from 14% to 8% of net sales. An increase in salaries and related expenses in these periods was offset by a reduction in product development material costs. During the first nine months of 1996 a significant investment in material costs was made relating to the introduction of the 5000 Series. Research and development expenses, as a percentage of sales, has decreased as compared to 1996 due to increased sales. The Company expects these expenses to begin increasing in the near term and to increase for the foreseeable future, although remain at similar levels as a percentage of sales, as it develops new products and enhances its existing product lines.

  Interest Income (Expense) and Other, Net.   Interest expense was approximately
$104,000 for the third quarter of 1996 compared to interest income of $76,000 for the comparable period in 1997. This was primarily due to the repayment of debt in March and April of 1997 using initial public offering proceeds and the subsequent investment of the remaining proceeds. Interest expense increased from approximately $223,000 for the first nine months of 1996 to $320,000, net of interest income, for the comparable period in 1997, primarily due to higher levels of indebtedness (which were paid off in March and April of 1997, as noted above) and the related amortization of certain financing costs. The Company expects to continue reporting net interest income for the remainder of 1997.



LIQUIDITY AND CAPITAL RESOURCES

  Since inception, the Company has principally financed its operations and capital expenditures through the private sale of equity and debt securities, loans and bank lines of credit. As of January 5, 1997, the Company had outstanding loans of $6.4 million, including $1.3 million with affiliated parties. As of October 5, 1997, the Company had no outstanding loans. There were no bank lines open as of January 5, 1997 or October 5, 1997. In the first quarter of 1997, the Company completed an initial public offering of common stock and received net proceeds of $11.8 million from the sale of 2,125,000 shares. From the proceeds, the Company repaid $6.4 million of loans during 1997, including the entire amount of loans with affiliated parties. Cash provided by financing activities, including those listed above, totaled $5.5 million for the first nine months of 1997 and $5.3 million for the comparable period in 1996.

  Cash used for operating activities totaled $2.3 million for the first nine months of 1997 and $4.7 million for the comparable period in 1996. Inventories, which include primarily raw materials, work in process and demonstration units, increased from $4.4 million at January 5, 1997 to $5.4 million at October 5, 1997. The increase was primarily due to a build up of raw materials necessary to fill the Company's backlog of orders and maintain current increased production levels. Accounts receivable increased from $2.0 million at January 5, 1997 to $4.2 million at October 5, 1997, due to increased sales. Accrued expenses increased from $0.8 million at January 5, 1997 to $1.5 million at October 5, 1997. The increase was mainly due to accrued compensation as a result of the increase in the number of employees and allowances for warranties and returns due to the increase in sales volume.

  Cash used for investing activities totaled approximately $293,000 for the first nine months of 1997 and $359,000 for the comparable period in 1996. The Company plans to expend larger amounts in the fourth quarter of 1997 to purchase property and equipment related to its new leased facility.

  As of October 5, 1997 the Company had cash and cash equivalents of $5.1 million.

  The Company believes that cash on hand, interest expected to be earned thereon, and anticipated operating cash flows, as well as potential financing to be sought through borrowings or other arrangements, will be sufficient to fund its operations at least through the next twelve months. Cash requirements for periods during and beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth, among other factors.



PART II.  OTHER INFORMATION
---------------------------
ITEM 1.  LEGAL PROCEEDINGS

  On June 25, 1996, a shareholder of the Company commenced an action in Minnesota state district court against the Company and certain directors of the Company. The essence of the shareholder's allegations was that the Company issued shares of Common Stock without the authorization of all shareholders in violation of certain agreements and that certain of the Company's directors treated the plaintiff unfairly. The shareholder requested unspecified equitable relief. On October 8, 1996, the district court judge granted the Company's motion for summary judgment dismissing the lawsuit, and on October 29, 1996, judgment was entered in favor of the Company. By notice dated January 15, 1997, the shareholder filed an appeal with the Minnesota Court of Appeals, Rejsa vs. Beeman et al. The Minnesota Court of Appeals filed an opinion on August 26, 1997 affirming the decision of the lower court. On September 25, 1997 the plaintiff petitioned the Minnesota Supreme Court to hear the case. The Company filed a response on October 20, 1997 and on October 31, 1997, the Minnesota Supreme Court denied the plaintiff's petition for further review.



ITEM 2.  CHANGES IN SECURITIES

USE OF PROCEEDS

     The Company's registration statement on Form S-1, file number 333-18335, was declared effective on March 19, 1997. The Company registered an aggregate of 2,443,750 shares of common stock, $.001 par value (including 316,250 shares covered by a registration statement filed pursuant to Rule 462(m) on March 20, 1997, file number 333-23637) with R.J. Steichen & Company as the managing underwriter. The offering commenced on March 20, 1997, and on March 25, 1997, the Company closed on aggregate proceeds of $13,812,500 from the sale of 2,125,000 of these shares. The remainder of the shares registered were subject to an underwriters' over-allotment option that subsequently expired unexercised.

     The following expenses were incurred in connection with the issuance and distribution of the securities:


                 Underwriters discount and commission             $   967,000
                 Expenses paid to underwriters                        276,000
                 Other expenses                                       809,000
                                                                  -----------
                 Total expenses                                   $ 2,052,000
                                                                  ===========

                 Net offering proceeds                            $11,760,000
                                                                  ===========

  The net offering proceeds have been used as follows as of October 5, 1997:



                 Construction of plant, building and              $    71,000
                 facilities
                 Purchase of machinery and equipment                  299,000
                 Repayment of indebtedness                          6,597,000
                 Temporary investment in Norwest
                    Advantage Cash Investment Account               4,793,000
                                                                  -----------
                                                                  $11,760,000
                                                                  ===========

  All such amounts were direct payments to third parties.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 3.1 Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement filed on Form S-1, File No. 333-18335)

     Exhibit 3.2 Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement filed on Form S-1, File No. 333-18335)

     Exhibit 10.1 Employment Agreement with Ronald E. Lewis dated September 18,
                  1997 (filed herewith)

     Exhibit 11.1 Statement Re Computation of Per Share Earnings (filed herewith)

     Exhibit 27.1 Financial Data Schedule (filed herewith)


(b)  Reports on Form 8-K

     None.

                                   SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIELDWORKS, INCORPORATED


Date:  November 17, 1997            /s/ Karen L. Engebretson
                                    ---------------------------------
                                    Karen L. Engebretson, Vice President of
                                    Finance and CFO (as authorized officer and
                                    principal financial officer)