Form 10-K
period 1998-01-04
FIELDWORKS INC
filed 1998-04-06
CIK 912643

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 4, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 000-22221

                            FIELDWORKS, INCORPORATED
             (Exact name of registrant as specified in its charter)

           Minnesota                                  41-1731723
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)


7631 Anagram Drive, Eden Prairie, Minnesota                55344
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (612) 974-7000

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
     Title of Each Class                          On Which Registered
     -------------------                          ----------------------
          None                                           None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 23, 1998 as reported on the Nasdaq National Market, was approximately $18,507,304. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for other purposes.

         The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of March 23, 1998 was 8,780,526.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the fiscal year ended January 4, 1998 are incorporated by reference into Parts II and IV. Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders to be held May 20, 1998 are incorporated by reference in Part III.
--------------------------------------------------------------------------------

                                     PART I
ITEM 1.  BUSINESS

THE COMPANY

     FieldWorks designs, manufactures, markets and supports portable computing platforms and computer system solutions for use in demanding field environments. The Company's portable computing platforms have been designed to meet military standards for ruggedness and to function despite exposure to extreme temperature, mechanical shock, vibration and moisture. The Company's computing platforms are expandable through multiple expansion slots to provide a flexible electronic "toolbox" that can integrate a user's application-specific, multi-media and communications needs into one portable, rugged device. The Company's products have been designed with a modular system configuration that allows a user to easily upgrade the central processing unit, processor or any of the other technological components without purchasing a new computer. Further, the Company has the ability to customize its computing platforms to meet the unique needs of its customers.

     The Company targets markets requiring portable computing platforms that can perform multiple functions, including diagnostics, data acquisition, electronic testing and monitoring, and simultaneously provide communications and computer capability even under adverse conditions in the field. The Company believes that its rugged computing technology has enabled its customers to create new applications that improve the productivity of their field personnel and believes further that additional markets and customers will develop as more businesses recognize the benefits of providing field personnel with effective, sophisticated computing power.


FIELD COMPUTING MARKET

     Due to rapid technological advances over the past several years, organizations have become increasingly dependent on mobile computing and communications devices, such as portable computers, pagers and cellular telephones, to enhance workforce productivity. Organizations are increasingly seeking to computerize field personnel. Such computerization can provide sophisticated field diagnostic and analytic capabilities, enhance field access to data and on-line information, eliminate paperwork and improve electronic dispatching and communication.

     Industries such as transportation, utilities, public safety, military and medical have recognized the need for computerization and automation in the field. However, the effectiveness of field force computerization and automation efforts has often been limited by the nature of the products that have been available. Computers are now being used in the field to perform a wide range of tasks, but both off-the-shelf, consumer portable computers and custom-designed portable computers generally have significant shortcomings that limit their use by field personnel. In part as a result of these limitations, some companies still prefer to employ only single-purpose diagnostic and data collection machines in the field, foregoing the benefits of full computerization.

     The field force automation markets for the Company's products consist of those businesses and other entities that are seeking effective mobile computing platforms for field personnel and functions. Users of the Company's field computing platforms and their demands vary widely, and include: (i) transportation/heavy equipment, which needs diagnostic service tools in a single PC-based tool with integrated software modules and hardware peripherals (ii) utilities and telecommunications test crews, which require electronic toolboxes that can perform data acquisition, diagnostic, communications and analysis tasks to expedite installation, repair and troubleshooting, (iii) public safety, which use computers as mobile data terminals that link into central dispatch, (iv) the military, which needs mobile units capable of withstanding battlefield conditions, and (v) medical, where medical testing and diagnosis, including ultrasound capabilities, can be moved out of the hospital and into the doctors office. Customers have found a wide variety of specific uses for the Company's rugged computing platforms in the field.

FIELDWORKS PRODUCTS

     DESIGN CHARACTERISTICS

     The Company has focused on delivering products that address the varied and specialized requirements of field force personnel. The Company's products feature the following four critical design characteristics that it believes purchasers of field computing platforms require.

     Rugged. The Company's computing platforms have been designed to meet military standards of ruggedness, and to function despite extreme temperatures, mechanical shock, vibration and moisture. The Company achieves this by using, among other things: (i) high-strength cast magnesium chassis, (ii) special shock absorbers for internal components, (iii) durable gold-plated interconnect systems and (iv) rubber sealing.

     Expandable. The Company has focused on providing computing platforms that are expandable to accommodate both current and future needs of the field force user. The Company's computing platforms allow for the integration of application-specific equipment, including auxiliary test, measurement and diagnostic subsystems and multi-media and communications modules.

     Upgradeable. The pace of change in technology such as processors, memory and display methods can rapidly render non-upgradeable computers obsolete. Unlike typical consumer portable computers, the Company's computing platforms are designed to be easily upgraded using standard component parts. The modularity of the Company's computing platforms allows for easy replacement of all major subsystems, including processors, screens, disk drives, memory and keyboards, thereby extending the useful life and reducing the overall cost of ownership.

     Customizable. Many of the Company's customers have unique needs that require some degree of customization, from the incorporation of unique functions to the design and production of special purpose machines. The modular design of the Company's computing platforms allows the Company to readily adapt its machines to a customer's specifications. Customization has ranged from fairly simple mechanical adaptations to sophisticated electrical and mechanical modifications.

     PRODUCT SERIES

         7000 Series Field WorkStation Laptop Computing Platform. The 7000 Series offers significant expansion capacity and is targeted at the high end of the rugged field computing platform market. The structure of this laptop computing platform is based on a high-strength cast magnesium alloy external housing. Internal components that are sensitive to shock and vibration are contained within this housing and isolated with special tuned shock absorbing polymers, while a shock absorbing bushing system suspends all drives and the CPU. The 7000 Series incorporates the Company's backplane/card cage design, which provides up to six ISA/PCI expansion card slots within the housing. These slots permit the integration of instrumentation, data acquisition and communications capabilities in the computing platform. Also contained within the housing are PCMCIA expansion capability, integrated AC/DC power, battery capability, desktop ISA/PCI slots, optional integrated CD-ROM, optional dual removable hard drive system and optional Motion Picture Experts Group ("MPEG-II") video compression decoding boards. The units in the 7000 Series weigh approximately 14 1/2 pounds.

     5000 Series Field WorkStation Notebook Computing Platform. The 5000 Series is designed to meet the needs of those customers with uses that require a smaller, more lightweight toolbox but do not require the same degree of expandability. The structure of this notebook computing platform is based on an internal frame cast from a high-strength magnesium alloy. The skeleton and rubber coating protect internal sub-systems from shock and vibration. In addition, some of the internal subsystems are suspended by a shock absorbent bushing system. Virtually all of the electronics of the 5000 Series are contained in a "technology module" that has been designed for easy removal, making it possible for customers to service the units themselves and simplifying upgrades. In addition to two optional ISA or PCI expansion slots, all computing platforms in the 5000 Series have four universal bays in two sizes. The two larger bays can house batteries, CD-ROM drives, an internal AC adapter, hard drives or floppy drives. The two smaller bays can house removable drives and/or PCMCIA slots. 5000 Series units weigh approximately 10 1/2 pounds.

SERVICE AND SUPPORT

         The Company maintains a service and support program for the benefit of its customers. The Company's staff is available to monitor order status, to provide troubleshooting, to provide product information and to answer technical questions and questions on post-installation issues. The Company provides a one-year warranty program under which the Company agrees to diagnose, repair and test any product. In addition to the standard warranty, the Company also offers limited warranty programs for extended periods. The Company can provide replacement unit pools for large volume customers to minimize downtime. Software integration, including load and test of multiple software applications, can be provided to manage potential communications conflicts. The Company provides product training, either at the Company or at the customer's site.


STRATEGY

     The Company's vision is to be the worldwide leader in customer-specific computing solutions for demanding field environments. The Company's strategy consists of the following key components:

          Penetrate Key Vertical Markets. The Company is seeking to penetrate key vertical markets including transportation, utilities, public safety, government/military and medical. Where appropriate, the Company develops specialized product features and functions to address the special needs of a particular vertical market. The Company intends to employ a variety of approaches in these various markets, including building strategic original equipment manufacturer (OEM) relationships and focusing on relationships with large volume repeat customers, depending on the characteristic purchasing patterns of each vertical market.

          Expand Direct Sales Force. The Company intends to focus the efforts of its direct sales on its stated key vertical markets. The Company believes that its products are attractive to customers within these markets given the Company's ability to customize its computing platforms for specialized needs and the ease with which the Company's computing platforms can be upgraded and standardized throughout an organization. The Company believes that its ability to accommodate developing technologies addresses the concerns many large organizations have regarding the impact of technological obsolescence in the context of large computer equipment investments.

          New Product Development / Product Enhancements. The Company has made a substantial investment in developing its current computing platform technologies. The Company intends to leverage this expertise while expanding its technical resources to develop new products and enhance existing products. The Company is currently developing additional series of computing platforms designed to address broader customer preferences for products with varying degrees of expandability, size and price, all of which provide users with the customization, processing power and ease of upgrade that characterize the Company's current products. The Company has introduced the prototype of the 2000 Series, a mobile embedded server product for in-vehicle applications. This product is currently in development. The Company is also working to add new features and functions to its existing products.


MANUFACTURING

     The Company's manufacturing process consists primarily of the mechanical subassembly, final assembly and testing of components and subassemblies acquired from third party suppliers and subcontractors. These functions, along with the final packaging of its products, are performed at the Company's worldwide headquarters in Eden Prairie, Minnesota. The Company generally assembles products according to its customers specifications, as orders are received. This enables the Company to provide each customer with a computing platform that satisfies the customers specific requirements. As a result, the Company operates with minimal finished goods inventory.

     The Company works with a number of subcontractors to assemble mechanical components, to manufacture printed circuit boards, and to produce certain components, all to the Company's design specifications. A number of these components are made using tools that have been designed for, and belong to, the Company, but that are located on the manufacturer's premises. The Company has relationships with subcontractors who provide subassemblies on a turn-key basis. The Company also purchases components directly from one or more third party suppliers before forwarding them to subcontractors for assembly. In general, the Company believes that these services are available from a number of different companies.

     The Company employs extensive quality control systems and has a quality assurance department. The Company received ISO 9001 quality assurance certification in March 1996.


SALES AND MARKETING / CUSTOMERS

     The Company markets its products worldwide through a direct sales force, independent sales representatives and distributors, OEMs, value-added resellers and systems integrators. The Company's sales and marketing efforts are based on the recognition that each of the Company's target vertical markets purchases from different channels.

     The Company's direct sales force focuses its efforts on building and maintaining relationships with large-volume, repeat purchasers of the Company's computing platforms and with dominant manufacturers or sales channel entities within their vertical markets. The Company also utilizes a network of independent sales representatives for domestic sales. Other segments of the market are addressed by sales to value-added resellers and systems integrators that typically sell systems that have been configured for specific end-user applications through the addition of hardware, software or service. For international sales, the Company maintains a network of international distributors, which are managed by the Company's director of international sales. To date, the Company's international sales have been principally in Europe.

     The Company conducts its sales activities from its worldwide headquarters in Eden Prairie, Minnesota as well as sales offices in Alabama, California, Florida, New Jersey, New York, Texas, Virginia and Washington D.C.

     The Company had one customer in 1997, Navistar International, which represented 13% of net sales. During the same period, sales to international customers represented approximately 25% of net sales. The Company does not believe that it is dependent upon sales to any single customer given the Company's history of a relatively large number of different customers and wide variations in the size and timing of orders from both new and repeat customers. The top five customers of FieldWorks in 1996 and 1997 were Navistar International Transportation Corporation, Phototelesis (a division of Raytheon Corporation), Mobile Data Solutions Inc. (for sale to the City of San Antonio Public Service), UroMetrics, Inc. and Boards Technologies AG.


BACKLOG

     The Company believes that backlog is not a meaningful indicator of future business prospects due to the potentially long customer sales cycle and significant variations in the size and delivery schedules of orders received by the Company. As a result, the Company does not believe that backlog at any particular date is necessarily indicative of future results.


COMPETITION

     The Company believes that it currently occupies a niche in the field force automation market with its customer-specific computing solutions. The Company currently faces direct competition in this market niche from companies producing portable computers intended for field use such as Dolch Computer Systems, Getac Corporation, XL Computing Corporation (a subsidiary of Cycomm International, Inc.), Itronix Corporation, Kontron Elektronik Corporation (a subsidiary of Kontron Elektronik GmbH) and Panasonic Personal Computer Company. To the extent the Company and its direct competitors expand and develop this market niche, other manufacturers may turn their attention to this niche and begin to produce products directly competitive with those offered by the Company. The Company's computing platforms also face indirect competition from a variety of different companies and products, including consumer portable personal computers, customized portable personal computers and single-purpose diagnostic and data collection instruments.

     Both the computer industry and the diagnostic and data collection instrument industry are intensely competitive. Many of the companies that produce or may produce devices that compete, directly or indirectly, with the Company's products have substantially greater financial, technological and marketing resources than the Company. Among other effects, increased competition may require the Company to reduce the prices it charges for its products. There can be no assurance that the Company will be able to compete effectively against current or future competitors, or that such competitors will not succeed in adapting more rapidly and effectively to changes in technology or in the market or in developing or marketing products that will be more widely accepted.


RESEARCH AND DEVELOPMENT

     The Company designs many of the aspects and components of its computing platforms, including lay-out, housings and circuit boards, rather than incorporating other manufacturers' products. The Company believes that its past efforts in this area have provided it with technological advantages and the Company intends to continue to focus research and development efforts on improving its core technologies. In addition, the Company is continuing research and development efforts that are focused on developing additional series of products, such as the 2000 Series, that will address broader customer preferences by providing toolboxes with a greater range of expandability, size and price. Finally, the Company's research and development efforts also involve developing customized solutions for its customers who have unique, specialized requirements.

     The Company spent approximately $1.9 million (representing 8% of net sales), $1.9 million (representing 14% of net sales) and $0.9 million (representing 12% of net sales) on research and development in 1997, 1996 and 1995, respectively.


INTELLECTUAL PROPERTY

     In April 1996 the Company filed a provisional patent application related to certain aspects of the design of its 5000 Series Field WorkStation notebook computing platforms, including the technology module and features that enhance its upgradeability and ruggedness. In March 1997, the Company filed a nonprovisional United States patent application, and filed an international patent application under the international Patent Cooperation Treaty ("PCT"), both of which claimed priority to the provisional patent application. In July 1996, the Company filed a nonprovisional United States patent application related to the backplane design employed in its 7000 Series Field WorkStation laptop computing platforms. In July 1997, the Company filed a PCT application which claimed priority to the nonprovisional United States patent application.

     The Company uses the following marks in connection with its products:
FieldWorks, FieldWorks with Design, Field MousePad, Field WorkStation, and Technology Module. Registrations have been issued in the U.S. Patent and Trademark Office with respect to FieldWorks with Design, Field MousePad, Field WorkStation and Technology Module. FieldWorks with Design is registered on the Principal Register. The remaining registrations are registered on the Supplemental Register. Supplemental Registrations do not confer the same rights as Principal Registrations. Specifically, Supplemental Registrations do not serve as prima facie evidence of the validity of the registered mark, the registration of the mark, the registrant's ownership of the mark, or the registrant's exclusive right to use the mark. In addition, the filing date of the application does not confer any right of priority and does not constitute notice of the registrant's claim of ownership of the mark. The Company is aware that there are third parties that have claimed and may claim superior rights, in certain territories in the United States, to the use of certain of the marks in which the Company claims rights.


EMPLOYEES

     As of January 4, 1998, the Company employed 132 full-time employees, of whom 55 were engaged primarily in manufacturing, 38 were engaged primarily in sales and marketing, 22 were engaged primarily in engineering and research and development, and 17 were engaged primarily in administration. The Company also employs part-time or temporary employees, mostly in manufacturing. None of the Company's employees are represented by any labor union or other collective bargaining unit. The Company believes that its relations with its employees are good.

     The Company maintains $1 million key man life insurance policies on the lives of each of Gary J. Beeman, the Company's Vice Chairman of the Board, and Robert C. Szymborski, the Company's Executive Vice President and Chief Technical Officer, with the proceeds payable to the Company.


ITEM 2.  PROPERTIES

     The Company signed a lease for a new, larger facility and moved its office personnel during the fourth quarter of 1997. The production operations moved into the new facility during the first quarter of 1998. The facility is approximately 53,000 square feet and is located in Eden Prairie, Minnesota. The lease term expires in November 2004. The Company's main operations had previously been conducted at another leased site of approximately 24,000 square feet in Eden Prairie, Minnesota. This space, the lease for which expires in June 1999, has been subleased for the remaining period.

     The Company also leases approximately 2,700 square feet in Springfield, Virginia, and approximately 200 square feet in Woodland Hills, California. The office of the Company's director of federal business is located at the Springfield facility, where the lease term expires in June 2000. The office of the Company's regional sales manager for the Western Region is located at the Woodland Hills facility, where the lease term expires on March 31, 1998.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in legal actions in the ordinary course of its business. Although the Company cannot predict the outcome of any such legal actions, management believes that there is no pending legal proceeding against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's financial position, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the Company's fourth quarter ended January 4, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

             NAME      AGE    POSITION
             ----      ---    --------
Gary J. Beeman         44     Vice Chairman of the Board
Karen L. Engebretson   34     Chief Financial Officer, Vice President of Finance
Ronald E. Lewis        53     President, Chief Executive Officer
Robert C. Szymborski   49     Executive Vice President, Chief Technical Officer

Gary J. Beeman was a co-founder of the Company and has served as its Vice Chairman of the Board of Directors since March 1998 and as its Treasurer and a member of the Board of Directors of the Company since the Company's inception in October 1992. He also served as the Company's Chairman of the Board of Directors until January 1997, as its President until April 1997 and as its Chief Executive Officer until March 1998.

Karen L. Engebretson has served as Chief Financial Officer and Vice President of Finance of the Company since July 1997. From 1994 to May 1997, Ms. Engebretson was employed by EMPAK, Inc., a plastics manufacturer serving international semiconductor and memory disk markets, most recently as Chief Financial Officer. From 1985 to 1994, Ms. Engebretson held various positions with Honeywell, Inc. and Alliant Techsystems, Inc.

Ronald E. Lewis has served as the Company's President and Chief Operating Officer since April 1997 and its Chief Executive Officer since March 1998. From 1995 through April 1997, Mr. Lewis was President and Chief Executive Officer of Pan Am Systems, Inc., a satellite communications company. From 1987 through 1994, Mr. Lewis was President and Chief Executive Officer of Vic Manufacturing Company, a manufacturer of commercial cleaning and environmental compliance equipment. Previously, he held various positions, including general management positions, with Data Card Corporation and the Toro Company.

Robert C. Szymborski was a co-founder of the Company and has served as Executive Vice President, Chief Technical Officer and Secretary and a member of the Board of Directors since the Company's inception in October 1992.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The information required by this Item is incorporated by reference to page 28 of the Company's 1997 Annual Report to Shareholders.


SHAREHOLDERS

     As of March 23, 1998, there were 175 holders of record of the Company's Common Stock.


DIVIDENDS

     The Company has never paid dividends and intends to retain earnings for use in its business. The Company does not anticipate paying any dividends for the foreseeable future.


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

         The following expenses were incurred in connection with the issuance and distribution of the securities:

Underwriters discount and commission   $   967,000
Expenses paid to underwriters              276,000
Other expenses                             809,000
                                       -----------
   Total expenses                      $ 2,052,000
                                       ===========

Net offering proceeds                  $11,760,000
                                       ===========

         The net offering proceeds have been used as follows as of January 4, 1998:

Construction of plant, building and     $    74,000
facilities
Purchase of machinery and equipment         687,000
Repayment of indebtedness                 6,597,000
Working capital                           1,183,000
Temporary investment in Norwest
    Advantage Cash Investment Account     3,219,000
                                        -----------
                                        $11,760,000
                                        ===========

         All such amounts were paid direct to third parties.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to page 12 of the Company's 1997 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to pages 13 through 16 of the Company's 1997 Annual Report to Shareholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to pages 17 through 28 of the Company's 1997 Annual Report to Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is set forth in the Proxy Statement under the heading Election of Directors and is incorporated herein by reference. The information regarding executive officers of the Company is contained in Part I, Item 4 of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

     Information required by this item is set forth in the Proxy Statement under the heading Executive Compensation and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is set forth in the Proxy Statement under the heading Security Ownership of Certain Beneficial Owners and Management and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is set forth in the Proxy Statement under the heading Certain Transactions and is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

    1. Consolidated Financial Statements: The following Consolidated Financial Statements of FieldWorks, Incorporated and Report of Arthur Andersen LLP, Independent Public Accountants, are incorporated by reference to pages 17 through 28 of the Registrant's 1997 Annual Report to Shareholders:

             Consolidated Balance Sheets--January 4, 1998 and January 5, 1997 Consolidated Statements of Operations--Fiscal Years Ended
                 January 4, 1998, January 5, 1997 and December 31, 1995
             Consolidated Statements of Shareholders' Equity--Three Year Period
               Ended January 4, 1998
             Consolidated Statements of Cash Flow--Fiscal Years Ended
                 January 4, 1998, January 5, 1997 and
                 December 31, 1995
             Notes to Consolidated Financial Statements
             Report of Arthur Andersen LLP, Independent Public Accountants

    2. Financial Statement Schedule: The following financial statement schedule of FieldWorks, Incorporated for the fiscal years ended January 4, 1998, January 5, 1997, and December 31, 1995, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of FieldWorks, Incorporated.

             Schedule II - Valuation and Qualifying Accounts

             Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

    3. Exhibits: The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report.

(b)Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the fiscal quarter ended January 4, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            FieldWorks, Incorporated

                                             /S/ RONALD E. LEWIS
                                             --------------------------------
                                                  Ronald E. Lewis
                                                  President,
                                                  Chief Executive Officer

Dated:   April 3, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant, in the capacities and on the date indicated.

      SIGNATURE                         TITLE                        DATE
      ---------                         -----                        ----
/s/ RONALD E. LEWIS        President, Chief Executive Officer     April 3,1998
    --------------------
    Ronald E. Lewis

/s/ KAREN L. ENGEBRETSON   Chief Financial Officer,               April 3, 1998
    --------------------   Vice President of Finance
    Karen L. Engebretson   (principal financial and
                            accounting officer)

/s/ GARY J. BEEMAN         Vice Chairman of the Board             April 3, 1998
    --------------------   of Directors
    Gary J. Beeman

/s/ ROBERT W. HELLER       Director                               April 3, 1998
    --------------------
    Robert W. Heller

/s/ GEORGE E. KLINE        Director                               April 3, 1998
    --------------------
    George E. Kline

/s/ DAVID C. MALMBERG      Chairman of the Board                  April 3, 1998
    --------------------   of Directors
    David C. Malmberg

/s/ ROBERT C. SZYMBORSKI   Director                               April 3, 1998
    --------------------
    Robert C. Szymborski

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                      DEDUCTIONS -
                                          BALANCE AT    ADDITIONS     WRITE-OFFS OF
FISCAL                                   BEGINNING OF  CHARGED TO BAD UNCOLLECTIBLE  BALANCE AT END
YEAR                                        YEAR       DEBT EXPENSE   ACCOUNTS       OF YEAR
------                                   ------------  --------------  ------------  --------------
1997   Allowance for Doubtful Accounts    201,360        236,500       53,303         384,557

1996   Allowance for Doubtful Accounts    110,568         91,500          708         201,360

1995   Allowance for Doubtful Accounts     27,762         84,060        1,254         101,568


                                INDEX TO EXHIBITS

EXHIBIT
  NO                                DESCRIPTION
-------                             -----------
3.1 Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the exhibit 3.1 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

3.2 Second Amended and Restated Bylaws of the Company (incorporated by reference to the exhibit 3.4 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

4.1 Form of Certificate for Common Stock (incorporated by reference to the exhibit 4.1 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.1 Form of Warrant to purchase Shares of Common Stock, including registration rights provisions (incorporated by reference to the exhibit 10.1 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.2 Form of Promissory Note (May and June 1996) (incorporated by reference to the exhibit 10.2 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.3 Warrant, dated as of June 19, 1996, between the Company and Brightstone Capital, Ltd. (incorporated by reference to the exhibit 10.3 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.4 Form of Bridge Loan Agreement (July 1996) (incorporated by reference to the exhibit 10.4 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.5 Form of Promissory Note (July 1996) (incorporated by reference to the exhibit 10.5 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.6     Form of Warrant (July 1996) (incorporated by reference to the exhibit
         10.6 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.7 Purchase Agreement for Series A Convertible Preferred Stock, dated as of July 29, 1996, by and between the Company and Network General Corporation, including registration rights provisions (incorporated by reference to the exhibit 10.7 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.8 Warrant, dated as of July 29, 1996, issued to Network General Corporation (incorporated by reference to the exhibit 10.8 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.9 Amendment to Bridge Loan Agreement and Promissory Note, dated as of August 2, 1996, between the Company and Brightbridge Fund I L.P. (incorporated by reference to the exhibit 10.9 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.10 Form of Bridge Loan Agreement (September 1996) (incorporated by reference to the exhibit 10.10 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.11 Form of Promissory Note (September 1996) (incorporated by reference to the exhibit 10.11 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.12 Form of Warrant (September 1996) (incorporated by reference to the exhibit 10.12 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.13 Amendment to Warrant, dated October 15, 1996, between the Company and Brightstone Capital, Ltd. (incorporated by reference to the exhibit
         10.13 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.14 Agreement to Extend Promissory Notes and Amendment to Warrants, dated as of October 15, 1996, between the Company and Brightstone Fund VI, Brightstone Fund VII and Brightstone Capital, Ltd. (incorporated by reference to the exhibit 10.14 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.15 Agreement to Extend Promissory Note and Amendment to Warrant, dated as of October 15, 1996, between the Company and Stephen L. Becher (incorporated by reference to the exhibit 10.15 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.16 Amendment to Warrant, dated as of October 15, 1996, between the Company and Brightbridge Fund I L.P. (incorporated by reference to the exhibit
         10.16 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.17 Form of Bridge Loan Agreement including registration rights provisions (December 1996) (incorporated by reference to the exhibit 10.17 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.18 Form of Subordinated Promissory Note (December 1996) (incorporated by reference to the exhibit 10.18 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.19 Form of Warrant (December 1996) (incorporated by reference to the exhibit 10.19 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.20 Office/Warehouse Lease, dated May 10, 1994, by and between The Northwestern Mutual Life Insurance Company and the Company (incorporated by reference to the exhibit 10.20 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.21 Amendment to Lease, dated as of May 22, 1996, between the Company and The Northwestern Mutual Life Insurance Company (incorporated by reference to the exhibit 10.21 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.22 Lease Agreement dated April 7, 1995, by and between Ronald C. Devine and the Company (incorporated by reference to the exhibit 10.22 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.23 1994 Long Term Incentive and Stock Option Plan, as amended, including forms of option agreements (incorporated by reference to the exhibit
         10.24 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.24    Directors' Stock Option Plan (incorporated by reference to the exhibit
         10.25 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.25 Form of Mutual Confidentiality Agreement for use with third parties (incorporated by reference to the exhibit 10.26 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.26 Form of Employee Disclosure and Assignment Agreement (incorporated by reference to the exhibit 10.27 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.27 Form of OEM Agreement (incorporated by reference to the exhibit 10.28 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.28 Form of Sales Representative Agreement (incorporated by reference to the exhibit 10.29 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.29 Form of System Integrator Agreement (incorporated by reference to the exhibit 10.30 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.30 Form of Extended Limited Warranty Agreement (incorporated by reference to the exhibit 10.31 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.31 Lease Agreement, dated November 11, 1996, by and between OMNI Offices/Woodlawn Hills and the Company (incorporated by reference to the exhibit 10.32 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.32 Option Agreement, dated as of January 21, 1997, by and between the Company and David C. Malmberg (incorporated by reference to the exhibit
         10.33 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.33 Warrant dated March 25, 1997, issued to R.J. Steichen & Company (incorporated by reference to the exhibit 10.1 filed with the Company's Report on Form 10-Q for the fiscal quarter ended April 6, 1997)

10.34 Employment Agreement with Ronald E. Lewis dated September 18, 1997 (incorporated by reference to the exhibit 10.1 filed with the Company's Report on Form 10-Q for the fiscal quarter ended October 5, 1997)

10.35 Lease Agreement, dated May 16, 1997, by and between CSM Properties, Inc. and the Company 10.36 Addendum to Lease, dated as of December 30, 1997, between the Company and CSM Properties, Inc.

10.37 Sublease Agreement, dated November 6, 1997, by and between Golf Galaxy and the Company 10.38 Sublease Agreement, dated December 5, 1997, by and between LSC, Inc. and the Company 10.39 Sublease Agreement, dated January 6, 1998, by and between Apartment Search and the Company

11.1     Statement Re Computation of Per Share Earnings

13.1 Portions of the Annual Report to Shareholders for the fiscal year ended January 4, 1998 expressly incorporated by reference herein

21.1     Subsidiaries of the Company (incorporated by reference to the exhibit
         21.1 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

23.1     Consent of Arthur Andersen LLP

27.1     Financial Data Schedule for the year ended January 4, 1998

27.2 Restated Financial Data Schedule for the nine month period ended October 5,1997

27.3     Restated Financial Data Schedule for the six month period ended July 6,
         1997

27.4 Restated Financial Data Schedule for the three month period ended April 6, 1997

27.5     Restated Financial Data Schedule for the year ended January 5, 1997

27.6 Restated Financial Data Schedule for the year ended December 31, 1995 and nine month period ended September 30, 1996

99.1     Cautionary Statement