Form 10-Q
period 1998-04-05
FIELDWORKS INC
filed 1998-05-18
CIK 912643

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

For the quarterly period ended April 5, 1998

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
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                               7631 Anagram Drive
                          Eden Prairie, Minnesota 55344
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (612) 974-7000
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of May 11, 1998 was 8,800,926.

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                     FIELDWORKS, INCORPORATED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                    APRIL 5,       JANUARY 4,
                                                                      1998            1998
                                                                  ------------    ------------
                   ASSETS                                          (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents ..................................   $  3,387,402    $  3,218,759
   Accounts receivable, net of allowance for doubtful
     accounts of $373,100 and $384,600 ........................      4,214,797       6,402,023
   Inventories ................................................      5,505,774       5,009,137
   Prepaid expenses and other .................................        244,682         186,298
                                                                  ------------    ------------
         Total current assets .................................     13,352,655      14,816,217
                                                                  ------------    ------------

PROPERTY AND EQUIPMENT:
   Computers and equipment ....................................      1,923,485       1,628,949
   Furniture and fixtures .....................................        508,805         378,821
   Leasehold improvements .....................................        345,530         184,446
   Less: Accumulated depreciation .............................     (1,046,183)       (913,918)
                                                                  ------------    ------------
         Property and equipment, net ..........................      1,731,637       1,278,298
DEPOSITS AND OTHER ASSETS, net ................................         27,087          25,555
                                                                  ------------    ------------
                                                                  $ 15,111,379    $ 16,120,070
                                                                  ============    ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ...........................................   $  1,223,441    $  1,489,982
   Accrued compensation and benefits ..........................        419,907         410,758
   Accrued warranty and other .................................      1,289,713       1,350,610
   Current maturities of capitalized lease obligations ........         34,431          47,409
                                                                  ------------    ------------
         Total current liabilities ............................      2,967,492       3,298,759
CAPITALIZED LEASE OBLIGATIONS, less current maturities ........         18,350          22,693
                                                                  ------------    ------------
         Total liabilities ....................................      2,985,842       3,321,452
                                                                  ------------    ------------

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value, 30,000,000 shares authorized;
     8,788,526 and 8,725,426 issued and outstanding ...........          8,789           8,725
   Common stock warrants ......................................        150,640         150,640
   Additional paid-in capital .................................     20,049,638      19,966,602
   Accumulated deficit ........................................     (8,083,530)     (7,327,349)
                                                                  ------------    ------------
         Total shareholders' equity ...........................     12,125,537      12,798,618
                                                                  ------------    ------------
                                                                  $ 15,111,379    $ 16,120,070
                                                                  ============    ============

          The accompanying notes are an integral part of these consolidated balance sheets.

                     FIELDWORKS, INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                FOR THE THREE MONTHS ENDED
                                                --------------------------
                                                  APRIL 5,       APRIL 6,
                                                    1998           1997
                                                -----------    -----------
NET SALES ...................................   $ 5,385,802    $ 5,117,168
COST OF SALES ...............................     3,213,521      3,058,123
                                                -----------    -----------
         Gross profit .......................     2,172,281      2,059,045
                                                -----------    -----------
OPERATING EXPENSES:
     Sales and marketing ....................     1,439,604      1,164,679
     General and administrative .............       836,435        774,260
     Research and development ...............       708,930        397,681
                                                -----------    -----------
         Total operating expenses ...........     2,984,969      2,336,620
                                                -----------    -----------
         Operating loss .....................      (812,688)      (277,575)
INTEREST INCOME (EXPENSE) AND OTHER, net ....        56,507       (420,351)
                                                -----------    -----------
NET LOSS ....................................   $  (756,181)   $  (697,926)
                                                ===========    ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
   Net loss per common share ................   $      (.09)   $      (.10)
                                                ===========    ===========
   Weighted average common shares outstanding     8,765,615      6,880,416
                                                ===========    ===========


          The accompanying notes are an integral part of these consolidated financial statements.

                     FIELDWORKS, INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       FOR THE THREE MONTHS ENDED
                                                                       --------------------------
                                                                        APRIL 5,        APRIL 6,
                                                                          1998            1997
                                                                      ------------    ------------
OPERATING ACTIVITIES:
     Net loss .....................................................   $   (756,181)   $   (697,926)
     Adjustments to reconcile net loss to net cash used for
        operating activities-
          Depreciation and amortization ...........................        132,911         399,363
          Change in operating items:
               Accounts receivable ................................      2,187,226      (1,062,284)
               Inventories ........................................       (496,637)     (1,562,358)
               Prepaid expenses and other .........................        (60,562)        122,670
               Accounts payable ...................................       (266,541)      1,172,046
               Accrued expenses ...................................        (51,748)        535,765
                                                                      ------------    ------------
               Net cash provided by (used for) operating activities        688,468      (1,092,724)
                                                                      ------------    ------------

INVESTING ACTIVITIES:
     Purchase of property and equipment ...........................       (585,604)        (74,412)
     Collection of loan to related party ..........................           --            92,175
                                                                      ------------    ------------
          Net cash (used for) provided by investing activities ....       (585,604)         17,763
                                                                      ------------    ------------
FINANCING ACTIVITIES:
     Proceeds from issuance of common stock .......................         83,100      11,891,827
     Payment of notes payable to related parties ..................           --        (1,350,000)
     Payment of capitalized lease obligations .....................        (17,321)        (12,055)
                                                                      ------------    ------------
          Net cash provided by financing activities ...............         65,779      10,529,772
                                                                      ------------    ------------
INCREASE IN CASH AND CASH EQUIVALENTS .............................        168,643       9,454,811
CASH AND CASH EQUIVALENTS, beginning of period ....................      3,218,759       2,132,089
                                                                      ------------    ------------
CASH AND CASH EQUIVALENTS, end of period ..........................   $  3,387,402    $ 11,586,900
                                                                      ============    ============



SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid for interest .......................................   $      2,121    $     88,353
                                                                      ============    ============
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Property and equipment acquired under capital leases .........   $       --      $      7,154
                                                                      ============    ============


          The accompanying notes are an integral part of these consolidated financial statements.

                     FIELDWORKS, INCORPORATED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements of FieldWorks, Incorporated (FieldWorks or the Company), should be read in conjunction with the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K, for the fiscal year ended January 4, 1998. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.


2.   INVENTORIES:

     Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method, and consisted of the following:

                                                        APRIL 5,    JANUARY 4,
                                                          1998         1998
                                                       ----------   ----------
Raw materials ......................................   $4,032,079   $3,268,558
Work in process.....................................      687,317      859,172
Finished goods .....................................      786,378      881,407
                                                       ----------   ----------
     Total .........................................   $5,505,774   $5,009,137
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


4.   EARNINGS (LOSS) PER SHARE:

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) effective in the quarter and year ended January 4, 1998. SFAS No. 128 establishes accounting standards for computing and presenting earnings (loss) per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. No dilution for potentially dilutive securities is included. Diluted EPS is calculated using the treasury stock method and reflects the dilutive effect of outstanding options, warrants and other securities. In the Company's calculations, the impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding as the effect would be antidilutive. As a result, basic and diluted EPS are equal for all periods presented in the accompanying Statements of Operations.

5.   RECLASSIFICATIONS

     Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation, with no effect on previously reported net loss or shareholders' equity.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "expects," "intends," "estimates," "should," "may" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of new products, market acceptance of new products, technological obsolescence, dependence on third-party manufacturers and suppliers, risks associated with the Company's dependence on proprietary technology, and the long customer sales cycle. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. The Company's forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under the "Cautionary Statement" filed as Exhibit 99.1 to its Form 10-K for the year ended January 4, 1998.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:


                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                         APRIL 5,  APRIL 6,
                                                           1998     1997
                                                           ----     ----
Net sales ..............................................    100%     100%
Cost of sales ..........................................     60       60
                                                           ----     ----
     Gross profit ......................................     40       40
Operating expenses:
     Sales and marketing ...............................     27       23
     General and administrative ........................     15       15
     Research and development ..........................     13        8
                                                           ----     ----
          Total operating expenses .....................     55       46
                                                           ----     ----
Operating loss .........................................    (15)      (6)
Interest income (expense) and other, net................      1       (8)
                                                           ----     ----
Net loss ...............................................    (14)%    (14)%
                                                           ====     ====


     NET SALES. The Company's net sales increased 5% from $5.1 million in the first quarter of fiscal 1997 to $5.4 million for the comparable period in 1998. The increase was primarily due to an increase in the average selling prices of the 7000 Series and 5000 Series products, as a result of customers purchasing more options and accessories. Unit volumes were comparable for the first quarter of 1998 and 1997. Sales of the 5000 Series represented 43% and 42% of net sales for the quarters ended April 5, 1998 and April 6, 1997, respectively.

     International sales increased from 23% of net sales for the first quarter of 1997 to 34% for the first quarter of 1998 as the Company realized benefits from existing customer relationships. The majority of international sales, approximately 55%, are in Europe. The Company believes that international sales as a percentage of total net sales will be in the mid to upper 20% range for the remainder of 1998, with little impact on the Company's results of operations or liquidity.

     GROSS PROFIT. Gross profit of $2.2 million or 40.3% for the first quarter of 1998 was comparable to the first quarter of 1997 of $2.1 million or 40.2%. The Company has enhanced its standard features on the 5000 and 7000 Series platforms as well as reduced pricing on the highest performance standard configuration by 7%. These actions were taken to upgrade its platforms with current technology, improve performance and reliability and increase sales. The pricing actions are not anticipated to have a significant impact on gross profit margins in the future as the Company expects customers to purchase more options and accessories. In addition, with improvements in manufacturing efficiencies, specifically due to enhanced manufacturing processes at the Company's new manufacturing facility, outsourcing of several key assembly components, and anticipated unit volume increases, the Company believes it will maintain gross profit margins in the high 30% to 40% range during 1998.

     Gross profit for the first quarter of 1998 and 1997 reflect the Company's reclassification of certain warranty related costs from cost of goods sold to sales and marketing expense. The impact of this reclassification was to decrease cost of goods sold and increase gross profit by $214,000 and 4.0% for the quarter ended April 5, 1998 and by $176,000 and 3.4% for the quarter ended April 6, 1997.

     SALES AND MARKETING. Sales and marketing expenses include salaries, sales commissions, travel and related expenses for the Company's marketing, sales and technical support personnel, as well as programs aimed at increasing revenues, such as advertising and trade shows. In addition, these expenses include the costs related to maintaining the Company's standard one year warranty on its products. Sales and marketing expenses increased from $1.2 million or 23% of net sales for the first quarter of 1997 to $1.4 million or 27% of net sales for the comparable period in 1998. The increase was due primarily to increased staffing and travel as the Company continued to expand its direct sales force. This increase was partially offset by a decrease in warranty expenses due to efficiencies gained in the repair of units under warranty. The Company expects to continue to invest in the promotion and marketing of its products in order to expand its vertical marketing strategy and enhance its competitive position. Accordingly, increases in sales and marketing expenditures are anticipated in future periods, although expenses are projected to remain relatively consistent as a percentage of net sales.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include the Company's finance, human resources, contracts and other administrative management operations. These expenses were comparable at $0.8 million and 15% of net sales in the first quarters of both years. Additional compensation expenses as the Company added to its general and administrative infrastructure and expenses incurred for moving into a larger facility during the fourth quarter of 1997 and the first quarter of 1998 were offset by reduced bad debt allowances, as the Company continued to have excellent collection results. The Company anticipates holding the growth of general and administrative expenses to a level less than the growth of sales in the future.

     RESEARCH AND DEVELOPMENT. Research and development expenses are incurred in the development and testing of new or enhanced products and customized computing platforms for special applications. These costs are expensed as incurred. Research and development expenses increased from $0.4 million or 8% of net sales during the first quarter of 1997 to $0.7 million or 13% of net sales for the first quarter of 1998. The increase was primarily due to salaries and supplies and services used in the product development process. The Company's development effort during the first quarter of 1998 was primarily attributed to enhancements of the 5000 and 7000 Series. The Company has introduced the 5000 Series II, which has increased processor speed, memory and other standard feature enhancements. Additionally, the 5000 Series II has a new technology module designed to improve reliability of the platform. Standard features on the 7000 Series have also been upgraded. The Company expects research and development expenses to increase for the foreseeable future as it continues to expands its technical resources to develop new platforms and enhance existing product lines. As a percentage of net sales, research and development expenses are expected to remain relatively stable.

     INTEREST INCOME (EXPENSE) AND OTHER, NET. Interest expense was approximately $420,000 for the first quarter of 1997 compared to interest income of $57,000 for the comparable period in 1998. This was primarily due to the repayment of debt in March and April of 1997 using initial public offering proceeds and the subsequent investment of the remaining proceeds. The Company expects to continue reporting net interest income for the foreseeable future.


LIQUIDITY AND CAPITAL RESOURCES

     From inception to March 1997, the Company primarily financed its operations and capital expenditures through the private sale of equity and debt securities, loans and bank lines of credit. In the first quarter of 1997, the Company completed an initial public offering of common stock and received net proceeds of $11.8 million from the sale of 2,125,000 shares. From the proceeds, the Company repaid $1.4 million of $6.4 million of loans outstanding during the first quarter of 1997. The Company repaid the remaining $5.0 million in the second quarter of 1997. There were no loans outstanding or bank credit facilities open as of April 5, 1998.

     The Company's cash balance as of April 5, 1998 was $3.4 million as compared to the January 4, 1998 balance of $3.2 million. Cash provided by operating activities totaled $0.7 million for the first quarter of 1998. The Company's accounts receivable decreased $2.2 million from $6.4 million at January 4, 1998 to $4.2 million at April 5, 1998, primarily due to collections from increased sales in the fourth quarter of 1997. Inventories increased $0.5 million to $5.5 million at April 5, 1998. This was mainly due to purchases of long lead time items for anticipated sales in the first quarter, which were not realized. The Company expects to utilize these inventories during 1998.

     During the first quarter of 1998, the Company purchased $0.6 million of property, plant and equipment. The expenditures related primarily to equipment and furniture and fixtures for the new facility as well as manufacturing tooling expenditures. The Company anticipates property, plant and equipment expenditures relating to tooling to increase in the foreseeable future as it expands its product line offerings and enhances existing platforms.

     The Company has requested proposals relating to a line of credit to supplement cash availability and expects to have a facility in place during 1998. The Company believes that this planned line of credit, together with existing cash, interest expected to be earned thereon, anticipated operating cash flows, and potential financing to be sought through borrowings or other arrangements, will be sufficient to fund its operations at least through fiscal 1998. Cash requirements for periods during and beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth, among other factors.


YEAR 2000

     The Company's internal information systems were upgraded during the first quarter of 1998 to ensure year 2000 compliance. The total cost of the implementation was not significant. Management believes its current products are year 2000 compliant and is offering updated configuration software for products shipped in prior periods. Associated costs will not be material. The Company's operations with respect to the year 2000 may also be affected by other entities with which the Company transacts business. The Company is currently unable to determine the potential consequences, if any, that could result from such entities' failure to effectively address this issue.



PART II.  OTHER INFORMATION
---------------------------
ITEM 1.  LEGAL PROCEEDINGS

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

     The following expenses were incurred in connection with the issuance and distribution of the securities:


             Underwriters discount and commission              $    967,000
             Expenses paid to underwriters                          276,000
             Other expenses                                         809,000
                                                               ------------
                Total expenses                                 $  2,052,000
                                                               ============

             Net offering proceeds                             $ 11,760,000
                                                               ============

     The net offering proceeds have been used as follows as of April 5, 1998:


             Construction of plant, building and               $    235,000
             facilities
             Purchase of machinery and equipment                  1,112,000
             Repayment of indebtedness                            6,597,000
             Working capital                                      1,183,000
             Temporary investment in Norwest
                 Advantage Cash Investment Account                2,633,000
                                                               ------------
                                                               $ 11,760,000
                                                               ============

     All such amounts were direct payments to third parties. The Company has spent $1.3 million on capital expenditures since its initial public offering as compared to $1.0 million estimated at the time of the offering. This difference is mainly due to the level of expenditures for leaseholds and other costs related to the Company's move into its new facility.



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

         Exhibit 11.1 Statement Re Computation of Per Share Earnings (filed herewith)

         Exhibit 27.1      Financial Data Schedule (filed herewith)

         Exhibit 27.2 Restated Financial Data Schedule for the three month period ended April 6, 1997 (filed herewith)



(b)      Reports on Form 8-K

         None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIELDWORKS, INCORPORATED


Date:  May 18, 1998                           /s/ Karen L. Engebretson
                                      ------------------------------------------
                                      Karen L. Engebretson, Vice President of
                                      Finance and CFO (as authorized officer and
                                      principal financial officer)