Form 10-Q
period 1998-07-05
FIELDWORKS INC
filed 1998-08-19
CIK 912643

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

For the quarterly period ended July 5, 1998

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

Yes   [X]     No   [ ]


The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of August 12, 1998 was 8,800,926.

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                     FIELDWORKS, INCORPORATED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                    JULY 5,        JANUARY 4,
                                                                                     1998            1998
                                                                                 ------------    ------------
                                  ASSETS                                          (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents .................................................   $  3,406,118    $  3,218,759
   Accounts receivable, net of allowance for doubtful accounts of $371,500 and
     $384,600 ................................................................      2,333,218       6,402,023
   Inventories ...............................................................      4,238,016       5,009,137
   Prepaid expenses and other ................................................        124,783         186,298
                                                                                 ------------    ------------
         Total current assets ................................................     10,102,135      14,816,217
                                                                                 ------------    ------------
PROPERTY AND EQUIPMENT:
   Computers and equipment ...................................................      1,992,277       1,628,949
   Furniture and fixtures ....................................................        535,233         378,821
   Leasehold improvements ....................................................        458,216         184,446
   Less: Accumulated depreciation ............................................     (1,207,837)       (913,918)
                                                                                 ------------    ------------
         Property and equipment, net .........................................      1,777,889       1,278,298
DEPOSITS AND OTHER ASSETS, net ...............................................         23,231          25,555
                                                                                 ------------    ------------
                                                                                 $ 11,903,255    $ 16,120,070
                                                                                 ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ..........................................................   $  1,097,663    $  1,489,982
   Accrued compensation and benefits .........................................        367,585         410,758
   Accrued warranty and other ................................................      2,453,052       1,350,610
   Current maturities of capitalized lease obligations .......................         26,947          47,409
                                                                                 ------------    ------------
         Total current liabilities ...........................................      3,945,247       3,298,759
CAPITALIZED LEASE OBLIGATIONS, less current maturities .......................         14,084          22,693
                                                                                 ------------    ------------
         Total liabilities ...................................................      3,959,331       3,321,452
                                                                                 ------------    ------------
SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value, 30,000,000 shares authorized; 8,800,926 and
     8,725,426 issued and outstanding ........................................          8,801           8,725
   Common stock warrants .....................................................        150,640         150,640
   Additional paid-in capital ................................................     20,062,026      19,966,602
   Accumulated deficit .......................................................    (12,277,543)     (7,327,349)
                                                                                 ------------    ------------
         Total shareholders' equity ..........................................      7,943,924      12,798,618
                                                                                 ------------    ------------
                                                                                 $ 11,903,255    $ 16,120,070
                                                                                 ============    ============

     The accompanying notes are an integral part of these consolidated balance sheets.

                     FIELDWORKS, INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                           ENDED                            ENDED
                                                ----------------------------    ----------------------------
                                                   JULY 5,         JULY 6,         JULY 5,         JULY 6,
                                                    1998            1997            1998            1997
                                                ------------    ------------    ------------    ------------
NET SALES ...................................   $  3,833,969    $  5,513,304    $  9,219,771    $ 10,630,472
COST OF SALES ...............................      3,761,768       3,325,888       6,975,289       6,384,011
                                                ------------    ------------    ------------    ------------
         Gross profit .......................         72,201       2,187,416       2,244,482       4,246,461
                                                ------------    ------------    ------------    ------------
OPERATING EXPENSES:
     Sales and marketing ....................      1,424,294       1,373,287       2,863,898       2,537,966
     General and administrative .............        746,093         709,057       1,582,528       1,483,317
     Research and development ...............        857,446         435,469       1,566,376         833,150
     Product upgrade and restructuring costs       1,284,810              --       1,284,810              --
                                                ------------    ------------    ------------    ------------
         Total operating expenses ...........      4,312,643       2,517,813       7,297,612       4,854,433
                                                ------------    ------------    ------------    ------------
         Operating loss .....................     (4,240,442)       (330,397)     (5,053,130)       (607,972)
INTEREST INCOME (EXPENSE) AND OTHER, net ....         46,429          25,113         102,936        (395,238)
                                                ------------    ------------    ------------    ------------
NET LOSS ....................................   $ (4,194,013)   $   (305,284)   $ (4,950,194)   $ (1,003,210)
                                                ============    ============    ============    ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
   Net loss per common share ................   $       (.48)   $       (.04)   $       (.56)   $       (.13)
                                                ============    ============    ============    ============

   Weighted average common shares outstanding      8,799,427       8,684,054       8,782,521       7,782,235
                                                ============    ============    ============    ============

     The accompanying notes are an integral part of these consolidated financial statements.

                     FIELDWORKS, INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           FOR THE SIX MONTHS
                                                                                  ENDED
                                                                      ----------------------------
                                                                         JULY 5,         JULY 6,
                                                                          1998            1997
                                                                      ------------    ------------
OPERATING ACTIVITIES:
     Net loss .....................................................   $ (4,950,194)   $ (1,003,210)
     Adjustments to reconcile net loss to net cash provided by
        (used for) operating activities-
          Depreciation and amortization ...........................        295,211         539,588
          Product upgrade and restructuring costs .................      1,284,810            --
          Change in operating items:
               Accounts receivable ................................      4,068,805        (950,957)
               Inventories ........................................        771,121        (688,578)
               Prepaid expenses and other .........................         62,547         201,842
               Accounts payable ...................................       (392,319)        147,499
               Accrued expenses ...................................       (225,541)        (46,999)
                                                                      ------------    ------------
               Net cash provided by (used for) operating activities        914,440      (1,800,815)
                                                                      ------------    ------------
INVESTING ACTIVITIES:
     Purchase of property and equipment ...........................       (793,510)       (131,265)
     Collection of loan to related party ..........................           --            92,175
                                                                      ------------    ------------
          Net cash used for investing activities ..................       (793,510)        (39,090)
                                                                      ------------    ------------
FINANCING ACTIVITIES:
     Proceeds from issuance of common stock .......................         95,500      11,891,827
     Payment of notes payable to related parties ..................           --        (6,350,000)
     Payment of capitalized lease obligations .....................        (29,071)        (28,036)
                                                                      ------------    ------------
          Net cash provided by financing activities ...............         65,429       5,513,791
                                                                      ------------    ------------
INCREASE IN CASH AND CASH EQUIVALENTS .............................        187,359       3,673,886
CASH AND CASH EQUIVALENTS, beginning of period ....................      3,218,759       2,132,089
                                                                      ------------    ------------
CASH AND CASH EQUIVALENTS, end of period ..........................   $  3,406,118    $  5,805,975
                                                                      ============    ============


SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid for interest .......................................   $      2,121    $    260,114
                                                                      ============    ============
NONCASH INVESTING AND FINANCING ACTIVITIES:
     Property and equipment acquired under capital leases .........   $       --      $      7,154
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



2.   INVENTORIES:

     Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method, and consisted of the following:

                                                      JULY 5,        JANUARY 4,
                                                        1998            1998
                                                     ----------      ----------
Raw materials...................................     $2,839,046      $3,268,558
Work in process.................................        614,968         859,172
Finished goods..................................        784,002         881,407
                                                     ----------      ----------
     Total......................................     $4,238,016      $5,009,137
                                                     ===========     ==========



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

5.   PRODUCT UPGRADE AND RESTRUCTURING COSTS:

     Product upgrade and restructuring costs relate to the discontinuation of the 5000 Series I product line, as well as other internal reorganization efforts The Company introduced the 5000 Series II product line during the second quarter of 1998, which has expanded features and increased reliability. The Company has established reserves to address any customer warranty or upgrade issues with the 5000 Series I product line. In addition, the Company incurred costs relating to restructuring, which included the layoff of certain employees and associated costs.



6.   RECLASSIFICATIONS:

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

RESULTS OF OPERATIONS

     The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:

                                               FOR THE THREE      FOR THE SIX
                                                MONTHS ENDED      MONTHS ENDED
                                              ----------------  ----------------
                                              JULY 5,  JULY 6,  JULY 5,  JULY 6,
                                               1998     1997     1998     1997
                                               ----     ----     ----     ----
Net sales ..................................    100%     100%     100%     100%
Cost of sales ..............................     98       60       76       60
                                               ----     ----     ----     ----
     Gross profit ..........................      2       40       24       40
Operating expenses:
     Sales and marketing ...................     37       25       31       24
     General and administrative ............     19       13       17       14
     Research and development ..............     22        8       17        8
     Product upgrade and restructuring costs     34     --         14     --
                                               ----     ----     ----     ----
          Total operating expenses .........    112       46       79       46
                                               ----     ----     ----     ----
Operating loss .............................   (110)      (6)     (55)      (6)
Interest income (expense) and other, net ...      1     --          1       (3)
                                               ----     ----     ----     ----
Net loss ...................................   (109)%     (6)%    (54)%     (9)%
                                               ====     ====     ====     ====


     NET SALES. The Company's net sales decreased 30% from $5.5 million in the second quarter of 1997 to $3.8 million for the comparable period in 1998 and decreased 13% from $10.6 million in the first six months of 1997 to $9.2 million for the comparable period in 1998. The decrease was primarily due to the Company's increased focus on system sales in which the Company partners with the customer to develop, test and deliver a total solution, including custom hardware, software and service and support programs. Although these sales are typically high volume, they tend to have long lead times. In addition, sales were impacted by technology advances in the market place. In response, the Company introduced the 5000 Series II and upgraded the standard features of the 7000 Series. The average selling prices of the 7000 Series and 5000 Series products were comparable for the second quarter of 1998 and 1997 and increased slightly for the first six months of 1998 as compared to the same period in 1997, as a result of customers purchasing more options and accessories. Unit volumes decreased 34% from the second quarter of 1997 to the second quarter of 1998 and 18% from the first six months of 1997 to the same period in 1998. Sales of the 5000 Series represented 38% and 39% of net sales for the six months ended July 5, 1998 and July 6, 1997, respectively. The Company anticipates nominal improvement in net sales for the third quarter of 1998 with a slightly more favorable fourth quarter.

     International sales were comparable at $2.4 million or 23% of net sales and $2.6 million or 28% of net sales for the first six months of 1997 and the first six months of 1998, respectively. The majority of 1998 international sales, approximately 58%, were in Europe. The Company believes that international sales as a percentage of total net sales will be in the mid to upper 20% range for the remainder of 1998, with little impact on the Company's results of operations or liquidity.

     GROSS PROFIT. Gross profit decreased from $2.2 million or 39.7% of net sales for the second quarter of 1997 to $72,000 or 1.9% of net sales for the second quarter of 1998. Gross profit decreased from $4.2 million or 39.9% of net sales for the first six months of 1997 to $2.2 million or 24.3% of net sales for the first six months of 1998. Gross profit was negatively impacted by a write down of inventory of $1.0 million during the second quarter of 1998. These charges were due to discontinuation of the 5000 Series I product line and other product changes in response to technological and market developments. The Company is taking steps to strengthen its materials management as well as taking other actions in order to reduce the risk of future large write downs of inventory. In addition, gross profit was negatively impacted by fixed manufacturing overhead costs as a result of the reduced production volume.

     The Company has also enhanced its standard features on the 5000 and 7000 Series platforms as well as reduced pricing on the highest performance standard configuration. These actions were taken to upgrade its platforms with current technology, improve performance and reliability and increase sales. The pricing actions have not and are not anticipated to have a significant impact on gross profit margins in the future as the Company expects customers to purchase more options and accessories. In addition, with improvements in manufacturing efficiencies, specifically due to enhanced manufacturing processes at the Company's new manufacturing facility, outsourcing of several key assembly components, and anticipated unit volume increases, the Company believes gross profit margins will return to the mid to high 30% range by the end of 1998.

     Gross profit, for all periods presented, also reflects the Company's reclassification of certain warranty related costs from cost of goods sold to sales and marketing expense. The impact of this reclassification was to decrease cost of goods sold and increase gross profit by $155,000 and 4.0% for the quarter ended July 5, 1998 and by $245,000 and 4.4% for the quarter ended July 6, 1997. The impact for the six months ended July 5, 1998 and July 6, 1997 was $369,000 and 4.0% and $421,000 and 4.0%, respectively.

     SALES AND MARKETING. Sales and marketing expenses include salaries, sales commissions, travel and related expenses for the Company's marketing, sales and technical support personnel, as well as programs aimed at increasing revenues, such as advertising and trade shows. In addition, these expenses include the costs related to maintaining the Company's standard one year warranty on its products. Sales and marketing expenses remained constant at $1.4 million for the second quarter of 1998 and 1997 and represented 37% and 25% of net sales, respectively. Sales and marketing expenses increased from $2.5 million or 24% of net sales to $2.9 million or 31% of net sales from the first six months of 1997 to the first six months of 1998. An increase, due primarily to increased staffing and travel as the Company continued to expand its direct sales force, was offset by a decrease in warranty expenses due to efficiencies gained in the repair of units under warranty and reduced advertising and promotion expenses as the Company focused these expenses on specific markets. The Company expects to continue to invest in the promotion and marketing of its products in order to develop its vertical marketing strategy and enhance its competitive position.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include the Company's finance, human resources, contracts and other administrative management operations. These expenses were comparable at $0.7 million for the second quarter of 1997 and 1998 and 13% and 19% of net sales, respectively. In the first six months of 1997, general and administrative expenses were $1.5 million and 14% of net sales as compared to $1.6 million and 17% of net sales in the first six months for 1998. Additional compensation expenses as the Company added to its general and administrative infrastructure and expenses incurred for moving into a larger facility during the fourth quarter of 1997 and the first quarter of 1998 were offset by reduced bad debt allowances, as the Company continued to have favorable collection results. The Company anticipates holding the growth of general and administrative expenses to a level less than the growth of sales in the future.

     RESEARCH AND DEVELOPMENT. Research and development expenses are incurred in the development and testing of new or enhanced products and customized computing platforms for customer specific applications. These costs are expensed as incurred. Research and development expenses increased from $0.4 million or 8% of net sales during the second quarter of 1997 to $0.9 million or 22% of net sales for the second quarter of 1998. Research and development expenses increased from $0.8 million or 8% of net sales for the first six months of 1997 to $1.6 million or 17% of net sales for the first six months of 1998. The increase was primarily due to salaries and supplies and services used in the product development process. The Company's development effort during the first six months of 1998 was primarily attributed to enhancements of the 5000 and 7000 Series. The Company has introduced the 5000 Series II, which has increased processor speed, memory and other standard feature enhancements. Additionally, the 5000 Series II has a new technology module designed to improve reliability of the platform. Standard features on the 7000 Series have also been upgraded. The Company continues its development effort on the 2000 Series, with introduction anticipated in the first half of 1999. The Company expects research and development expenses to increase for the foreseeable future as it continues to expand its technical resources for systems support, to develop new platforms and enhance existing product lines. As a percentage of net sales, research and development expenses are expected to decrease as sales increase.

     PRODUCT UPGRADE AND RESTRUCTURING COSTS. Product upgrade and restructuring costs were $1.3 million or 34% of net sales for the second quarter of 1998. These costs relate to the discontinuation of the 5000 Series I product line, as well as other internal reorganization efforts. The Company introduced the 5000 Series II product line, which has expanded features and increased reliability, during the second quarter of 1998. The Company has established reserves to address any customer warranty or upgrade issues with the 5000 Series I product line. In addition, the Company incurred costs relating to restructuring, which included the layoff of certain employees and associated costs. The Company will incur additional severance costs in the third quarter of 1998, expected to be approximately $150,000.

     INTEREST INCOME (EXPENSE) AND OTHER, NET. Net interest income was approximately $25,000 for the second quarter of 1997 compared to $46,000 for the comparable period in 1998. Net interest expense was $395,000 for the first six months of 1997 compared to net interest income of $103,000 for the comparable period in 1998. This was primarily due to the repayment of debt in March and April of 1997 using initial public offering proceeds and the subsequent investment of the remaining proceeds. The Company expects to continue reporting net interest income for the remainder of 1998.



LIQUIDITY AND CAPITAL RESOURCES

     From inception to March 1997, the Company primarily financed its operations and capital expenditures through the private sale of equity and debt securities, loans and bank lines of credit. In the first quarter of 1997, the Company completed an initial public offering of common stock and received net proceeds of $11.8 million from the sale of 2,125,000 shares. From the proceeds, the Company repaid $1.4 million of $6.4 million of loans outstanding during the first quarter of 1997. The Company repaid the remaining $5.0 million in the second quarter of 1997. There were no loans outstanding or bank credit facilities open as of July 5, 1998.

     The Company's cash balance as of July 5, 1998 was $3.4 million as compared to the January 4, 1998 balance of $3.2 million. Cash provided by operating activities totaled $0.9 million for the first six months of 1998. The Company's accounts receivable decreased $4.1 million from $6.4 million at January 4, 1998 to $2.3 million at July 5, 1998, primarily due to collections from increased sales in the fourth quarter of 1997 and reduced sales for the first six months of 1998. Net inventories decreased $0.8 million to $4.2 million at July 5, 1998 from January 4, 1998. Gross inventories increased $0.4 million due to purchases of long lead time items for anticipated sales in the first six months, which were not realized, offset by increases in inventory reserves. These reserves were established due to the discontinuation of the 5000 Series I product line and other product changes in response to technological and market developments. Accrued expenses increased from $1.8 million at January 4, 1998 to $2.8 million at July 5, 1998. The increase was mainly due to reserves established for product upgrade costs relating to the 5000 Series I and deferred revenue related to the sale of extended warranties.

     During the first six months of 1998, the Company purchased $0.8 million of property, plant and equipment. The expenditures related primarily to leasehold improvements, equipment, operating system software and furniture and fixtures for the new facility as well as manufacturing tooling expenditures. The Company anticipates property, plant and equipment expenditures relating to tooling to increase in the foreseeable future as it expands its product line offerings and enhances existing platforms.

     The Company is in the process of setting up a line of credit to supplement cash availability and expects to have a facility in place during the third quarter of 1998. The Company believes that this planned line of credit, together with existing cash, interest expected to be earned thereon, anticipated operating cash flows, and potential financing to be sought through borrowings or other arrangements, will be sufficient to fund its operations at least through the next twelve months. Cash requirements for periods during and beyond the next twelve months depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth, among other factors.

YEAR 2000

     The year 2000 issue is the result of computer programs using only the last two digits to identify the year. These programs may not be able to interpret dates beyond the year 1999, which could cause computer system failure or other errors disrupting operations. The Company has identified certain individuals internally to address all aspects of the year 2000 issue, including internal computer systems, products sold and supplier capabilities.

     The Company's major internal information systems software was upgraded during the first quarter of 1998 to ensure year 2000 compliance. The total cost of the implementation was not significant. The Company plans to perform other minor upgrades to its internal software and hardware by the end of 1998.

     Management believes its current products are year 2000 compliant and is offering updated configuration software for products shipped in prior periods. Associated costs are not expected to be material.

     The Company's operations with respect to the year 2000 may also be affected by other entities with which the Company transacts business. The Company has requested documentation from its vendors and other key third parties regarding their year 2000 compliance and will evaluate alternative courses of action relating to any who are not, or will not be, year 2000 compliant. Until that time, the Company is unable to determine the potential consequences, if any, that could result from such entities' failure to effectively address this issue.

     Although the Company does not believe that the year 2000 issue will have a material impact on its business, financial position, results of operations or liquidity, it is uncertain as to what extent the Company may be affected by such matters.



PART II. OTHER INFORMATION
--------------------------
ITEM 1. LEGAL PROCEEDINGS

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

     The following expenses were incurred in connection with the issuance and distribution of the securities:


          Underwriters discount and commission               $    967,000
          Expenses paid to underwriters                           276,000
          Other expenses                                          809,000
                                                             ------------
             Total expenses                                  $  2,052,000
                                                             ============

          Net offering proceeds                              $ 11,760,000
                                                             ============

     The net offering proceeds have been used as follows as of July 5, 1998:


          Construction of plant, building and facilities     $    348,000
          Purchase of machinery and equipment                   1,207,000
          Repayment of indebtedness                             6,597,000
          Working capital                                       1,183,000
          Temporary investment in Norwest
              Advantage Cash Investment Account                 2,425,000
                                                             ------------
                                                             $ 11,760,000
                                                             ============


     All such amounts were direct payments to third parties. The Company has spent $1.6 million on capital expenditures since its initial public offering as compared to $1.0 million estimated at the time of the offering. This difference is mainly due to the level of expenditures for leaseholds and other costs related to the Company's move into its new facility.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An Annual Meeting of Shareholders was held on May 20, 1998. The shareholders voted on two matters: (1) to elect five directors, each of whom will serve until such director's successor shall have been elected and shall qualify, or until such director's earlier death, resignation, removal or disqualification, and (2) to amend the Company's 1994 Long-Term Incentive and Stock Option Plan (the Plan) increasing the number of shares subject to the Plan from 1,500,000 to 2,000,000. The shareholders voted in favor of all matters by the following votes:

                                                          Votes         Votes
                                                           For         Withheld
                                                           ---         --------
     Election of Board of Directors
       Gary J. Beeman...............................    7,067,869      130,780
       Robert W. Heller.............................    7,093,469      105,180
       George E. Kline..............................    7,044,769      153,880
       David C. Malmberg............................    7,086,169      112,480
       Robert C. Szymborski.........................    7,073,869      124,780



                                          Votes     Votes     Votes      Broker
                                           For     Against  Abstained  Non Vote
                                        ---------  -------  ---------  --------
   Amend the 1994 Long-Term Incentive
     and Stock Option Plan............. 4,444,108  366,017    32,287   2,356,237

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

         Exhibit 27.1   Financial Data Schedule (filed herewith)

         Exhibit 27.2 Restated Financial Data Schedule for the six month period ended July 6, 1997 (filed herewith)



(b)      Reports on Form 8-K

         None.



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIELDWORKS, INCORPORATED


Date:  August 18, 1998                    /s/ Karen L. Engebretson
                                      ------------------------------------------
                                      Karen L. Engebretson, Vice President of
                                      Finance and CFO (as authorized officer and
                                      principal financial officer)