Form 10-Q
period 1998-10-04
FIELDWORKS INC
filed 1998-11-18
CIK 912643

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 1998

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

Yes [X]  No [ ]


The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of November 10, 1998 was 8,820,926.

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     FIELDWORKS, INCORPORATED AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                                   October 4,       January 4,
                                                                                     1998             1998
                                                                                  ------------    ------------
                           ASSETS                                                  (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents ................................................   $  1,697,440    $  3,218,759
     Accounts receivable, net of allowance for doubtful
         accounts of $366,400 and $384,600 ....................................      2,888,300       6,402,023
     Inventories ..............................................................      3,946,026       5,009,137
     Prepaid expenses and other ...............................................        140,975         186,298
                                                                                  ------------    ------------
                  Total current assets ........................................      8,672,741      14,816,217
                                                                                  ------------    ------------
PROPERTY AND EQUIPMENT:
     Computers and equipment ..................................................      1,485,059       1,628,949
     Furniture and fixtures ...................................................      1,083,565         378,821
     Leasehold improvements ...................................................        458,216         184,446
     Less: Accumulated depreciation ...........................................     (1,219,172)       (913,918)
                                                                                  ------------    ------------
                  Property and equipment, net .................................      1,807,668       1,278,298
DEPOSITS AND OTHER ASSETS, net ................................................         18,675          25,555
                                                                                  ------------    ------------
                                                                                  $ 10,499,084    $ 16,120,070
                                                                                  ============    ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable .........................................................   $  1,307,970    $  1,489,982
     Accrued compensation and benefits ........................................        394,721         410,758
     Accrued warranty and other ...............................................      2,264,118       1,350,610
     Current maturities of capitalized lease obligations ......................         19,319          47,409
                                                                                  ------------    ------------
                  Total current liabilities ...................................      3,986,128       3,298,759
CAPITALIZED LEASE OBLIGATIONS, less current maturities ........................         11,227          22,693
                                                                                  ------------    ------------
                  Total liabilities ...........................................      3,997,355       3,321,452
                                                                                  ------------    ------------
SHAREHOLDERS' EQUITY:
     Common stock, $.001 par value, 30,000,000 shares authorized; 8,820,926 and
         8,725,426 issued and outstanding .....................................          8,821           8,725
     Common stock warrants ....................................................        150,640         150,640
     Additional paid-in capital ...............................................     20,082,014      19,966,602
     Accumulated deficit ......................................................    (13,739,746)     (7,327,349)
                                                                                  ------------    ------------
                  Total shareholders' equity ..................................      6,501,729      12,798,618
                                                                                  ------------    ------------
                                                                                  $ 10,499,084    $ 16,120,070
                                                                                  ============    ============

The accompanying notes are an integral part of these consolidated balance sheets.

                     FIELDWORKS, INCORPORATED AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                 For the Three Months Ended      For the Nine Months Ended
                                                ----------------------------    ----------------------------
                                                  October 4,     October 5,      October 4,     October 5,
                                                    1998            1997           1998            1997
                                                ------------    ------------    ------------    ------------
NET SALES ...................................   $  4,412,312    $  6,012,019    $ 13,632,083    $ 16,642,491
COST OF SALES ...............................      2,969,855       3,647,540       9,945,144      10,031,551
                                                ------------    ------------    ------------    ------------
           Gross profit .....................      1,442,457       2,364,479       3,686,939       6,610,940
                                                ------------    ------------    ------------    ------------
OPERATING EXPENSES:
   Sales and marketing ......................      1,290,331       1,172,389       4,154,229       3,710,355
   General and administrative ...............        647,101         771,696       2,229,629       2,255,013
   Research and development .................        813,435         548,918       2,379,811       1,382,068
   Product upgrade and restructuring costs ..        187,720            --         1,472,530            --
                                                ------------    ------------    ------------    ------------
           Total operating expenses .........      2,938,587       2,493,003      10,236,199       7,347,436
                                                ------------    ------------    ------------    ------------
           Operating loss ...................     (1,496,130)       (128,524)     (6,549,260)       (736,496)
INTEREST INCOME (EXPENSE) AND OTHER, net ....         33,927          75,580         136,863        (319,658)
                                                ------------    ------------    ------------    ------------
NET LOSS ....................................   $ (1,462,203)   $    (52,944)   $ (6,412,397)   $ (1,056,154)
                                                ============    ============    ============    ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
   Net loss per common share ................   $       (.17)   $       (.01)   $       (.73)   $       (.13)
                                                ============    ============    ============    ============
   Weighted average common shares outstanding      8,809,497       8,684,614       8,791,513       8,136,366
                                                ============    ============    ============    ============




The accompanying notes are an integral part of these consolidated financial statements.

                     FIELDWORKS, INCORPORATED AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  For the Nine Months Ended
                                                                 ----------------------------
                                                                  October 4,      October 5,
                                                                     1998            1997
                                                                 ------------    ------------
OPERATING ACTIVITIES:
   Net loss ..................................................   $ (6,412,397)   $ (1,056,154)
   Adjustments to reconcile net loss to net cash used for
     operating activities-
         Depreciation and amortization .......................        517,516         638,444
         Product upgrade and restructuring costs .............      1,010,001            --
         Change in operating items:
               Accounts receivable ...........................      3,513,723      (2,158,947)
               Inventories ...................................      1,063,111        (968,068)
               Prepaid expenses and other ....................         50,265         241,127
               Accounts payable ..............................       (182,012)        399,320
               Accrued expenses ..............................       (112,530)        619,758
                                                                 ------------    ------------
               Net cash used for operating activities ........       (552,323)     (2,284,520)
                                                                 ------------    ------------
INVESTING ACTIVITIES:
   Purchase of property and equipment ........................     (1,044,948)       (385,389)
   Collection of loan to related party .......................           --            92,175
                                                                 ------------    ------------
         Net cash used for investing activities ..............     (1,044,948)       (293,214)
                                                                 ------------    ------------
FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ....................        115,508      11,897,827
   Payment of notes payable to related parties ...............           --        (6,350,000)
   Payment of capitalized lease obligations ..................        (39,556)        (44,528)
                                                                 ------------    ------------
         Net cash provided by financing activities ...........         75,952       5,503,299
                                                                 ------------    ------------
NET CHANGE  IN CASH AND CASH EQUIVALENTS .....................     (1,521,319)      2,925,565
CASH AND CASH EQUIVALENTS, beginning of period ...............      3,218,759       2,132,089
                                                                 ------------    ------------
CASH AND CASH EQUIVALENTS, end of period .....................   $  1,697,440    $  5,057,654
                                                                 ============    ============



SUPPLEMENTAL CASH FLOW DISCLOSURE:
          Cash paid for interest .............................   $      5,962    $    264,037
                                                                 ============    ============
NONCASH INVESTING AND FINANCING ACTIVITIES:
          Property and equipment acquired under capital leases   $       --      $      7,154
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



2.   Inventories:

     Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method, and consisted of the following:

                                                  October 4,   January 4,
                                                     1998         1998
                                                  ---------    ----------
               Raw materials..............        $2,818,671   $3,268,558
               Work in process............           495,306      859,172
               Finished goods.............           632,049      881,407
                                                  ----------   ----------
                         Total............        $3,946,026   $5,009,137
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

5.   Product Upgrade and Restructuring Costs:

     These costs relate to the discontinuation of the 5000 Series I product line, as well as other internal restructuring efforts. The internal restructuring efforts include certain reorganization and severance costs. In the second quarter of 1998, the company introduced the 5000 Series II product line, which has expanded features and increased reliability. In connection with this introduction, the Company established reserves to address customer warranty and upgrade issues related to the Series I product line.



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

RESULTS OF OPERATIONS

     The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:


                                                For the Three         For the Nine
                                                 Months Ended         Months Ended
                                            --------------------- ---------------------
                                            October 4, October 5, October 4, October 5,
                                               1998      1997       1998       1997
                                            ---------- ---------- ---------- ----------
Net sales ..................................    100%      100%       100%       100%
Cost of sales ..............................     67        61         73         60
                                               ----      ----       ----       ----
     Gross profit ..........................     33        39         27         40
Operating expenses:
     Sales and marketing ...................     29        19         30         22
     General and administrative ............     15        13         16         14
     Research and development ..............     19         9         18          8
     Product upgrade and restructuring costs      4        --         11         --
                                               ----      ----       ----       ----
         Total operating expenses ..........     67        41         75         44
                                               ----      ----       ----       ----
Operating loss .............................    (34)       (2)       (48)        (4)
Interest income (expense) and other, net ...      1         1          1         (2)
                                               ----      ----       ----       ----
Net loss ...................................    (33)%      (1)%      (47)%       (6)%
                                               ====      ====       ====       ====



     Net Sales. The Company's net sales decreased 27% from $6.0 million in the third quarter of fiscal 1997 to $4.4 million for the comparable period in 1998 and decreased 18% from $16.6 million in the first nine months of fiscal 1997 to $13.6 million for the comparable period in 1998. The decrease was primarily due to the Company's increased focus on system sales in which the Company partners with the customer to develop, test and deliver a total solution, including custom hardware, software and service and support programs. Although these sales are typically high volume, they tend to have long lead times. In addition, technology advances in the market place negatively impacted sales. In response, the Company introduced the 5000 Series II and upgraded the standard features of the 7000 Series in the second quarter of 1998. The Company anticipates an improvement in net sales for the fourth quarter of 1998 as a result of these product changes. Unit volumes decreased 29% for the third quarter of 1998 as compared to the third quarter of 1997 and decreased 22% for the first nine months of 1998 as compared to the first nine months of 1997. The average selling prices are comparable for both the third quarter of 1998 and the third quarter of 1997and for the first nine months of 1998 as compared to the first nine months of 1997. Sales of the 5000 Series represented 35% and 43% of net sales for the nine months ended October 4, 1998 and October 5, 1997, respectively. One customer, Navistar, represented 11% of net sales for the third quarter of 1998.

     International sales increased from 15% of net sales for the first quarter of 1997 to 22% of net sales for the third quarter of 1998 and increased from 20% of net sales for the first nine months of 1997 to 26% for the first nine months of 1998 as the Company realized benefits from existing international customer relationships. The majority of international sales, approximately 60%, are in Europe. The Company believes that international sales as a percentage of total net sales will be in the mid to upper 20% range for the remainder of 1998, with little impact on the Company's results of operations or liquidity.

     Gross Profit. Gross profit of $1.4 million, or 32.7% of net sales, for the third quarter of 1998 reflects a decrease from the third quarter of 1997 of $2.4 million, or 39.3% of net sales due to decreased volume. Gross profit decreased from $6.6 million, or 40% of net sales, for the first nine months of 1997 to $3.7 million, or 27% of net sales, for the first nine months of 1998. Gross profit was negatively impacted by a $1.0 million write down of inventory during the second quarter of 1998. These charges were due to discontinuation of the 5000 Series I product line and other product changes in response to technological and market developments. The Company is taking steps to strengthen its materials management as well as taking other actions in order to reduce the risk of future large write downs of inventory. In addition, gross profit was negatively affected by the relative impact of fixed manufacturing overhead costs in a period of reduced production volume.

     During the second quarter of 1998, the Company also enhanced its standard features on the 5000 and 7000 Series platforms as well as reduced pricing on the highest performance standard configuration. These actions were taken to upgrade its platforms with current technology, improve performance and reliability and increase sales. These pricing actions have not and are not anticipated to have a significant impact on gross profit margins in the future as the Company expects customers to purchase more options and accessories. With anticipated unit volume increases offset by potential pricing reductions on larger customer orders, the Company believes gross profit margins should be maintained in the mid 30% range by the end of 1998.

     Gross profit, for all periods presented, also reflects the Company's reclassification of certain warranty related costs from cost of goods sold to sales and marketing expense. The impact of this reclassification was to decrease cost of goods sold and increase gross profit by $33,270, or 1.0% of net sales, for the quarter ended October 4, 1998 and by $160,925, or 2.7% of net sales, for the quarter ended October 5, 1997.

     Sales and Marketing. Sales and marketing expenses include salaries, sales commissions, travel and related expenses for the Company's marketing, sales and technical support personnel, as well as programs aimed at increasing revenues, such as advertising and trade shows. In addition, these expenses include the costs related to maintaining the Company's standard one year warranty on its products. Sales and marketing expenses increased from $1.2 million, or 19% of net sales, for the third quarter of 1997 to $1.3 million, or 29% of net sales, for the comparable period in 1998. In the first nine months of 1997, sales and marketing expenses were $3.7 million, or 22% of net sales, as compared to $4.2 million, or 30% of net sales, in the first nine months of 1998. The increases were primarily due to increased staffing and travel as the Company continued to expand its direct sales force, partially offset by decreases in warranty expenses due to efficiencies gained in the repair of units under warranty. The Company is restructuring its Sales and Marketing organization to strengthen its focus on professional services, expand its vertical marketing strategy and enhance its competitive position. Accordingly, moderate increases in sales and marketing expenditures are anticipated in future periods, although expenses are projected to decrease slightly as a percentage of net sales.

     General and Administrative. General and administrative expenses include the Company's finance, human resources, contracts and other administrative management operations. These expenses were comparable at $0.8 and $0.6 million for the third quarter of 1997 and 1998 and 13% and 15% of net sales, respectively. In the first nine months of 1997, general and administrative expenses were $2.3 million, or 14% of net sales, as compared to $2.2 million, or 16% of net sales, in the first nine months of 1998. Additional compensation expenses as the Company added to its general and administrative infrastructure and expenses incurred for moving into a larger facility during the fourth quarter of 1997 and the first quarter of 1998 were offset by reduced bad debt allowances, as the Company continued to have excellent collection results. The Company anticipates holding the growth of general and administrative expenses to a level less than the growth of sales in the future.

     Research and Development. Research and development expenses are incurred in the development and testing of new or enhanced products, providing professional services relating to customized computing platforms for special applications. These costs are expensed as incurred. Research and development expenses increased from $0.6 million, or 9% of net sales, during the third quarter of 1997 to $0.8 million, or 19% of net sales, for the third quarter of 1998. Research and development expenses increased from $1.4 million, or 8% of net sales, for the first nine months of 1997 to $2.4 million, or 18% of net sales, for the first nine months of 1998. The increase was primarily due to salaries and supplies and services used in the product development process. The Company's development effort during the first nine months of 1998 was primarily attributed to ongoing development of the 2000 Series mobile embedded server and enhancements to the 5000 and 7000 Series. The Company has introduced the 5000 Series II, which has increased processor speed, memory and other standard feature enhancements. Additionally, the 5000 Series II has a new technology module designed to improve reliability of the platform. Standard features on the 7000 Series have also been upgraded. The Company expects research and development expenses to increase for the foreseeable future as it continues to expand its technical resources to develop new platforms, provide professional services on systems sales and enhance existing product lines. As a percentage of net sales, research and development expenses are expected to slightly decrease as sales increase.

     Product Upgrade and Restructuring Costs. Product upgrade and restructuring costs were $0.2 million, or 4% of net sales, for the third quarter of 1998 and $1.5 million, or 11% of net sales, for the first nine months of 1998. There were no such costs during 1997. These costs relate to the discontinuation of the 5000 Series I product line, as well as other internal reorganization efforts. During the second quarter of 1998, the Company introduced the 5000 Series II product line, which has expanded features and increased reliability. The Company has established reserves to address any customer warranty or upgrade issues with respect to the 5000 Series I product line. In addition, in the third quarter of 1998, the Company incurred costs relating to restructuring, including additional severance costs. The Company does not anticipate any further significant restructuring charges in the foreseeable future.

     Interest Income (Expense) and Other, Net. Net interest income was approximately $76,000 for the third quarter of 1997 compared to $34,000 for the comparable period in 1998. Net interest expense was $320,000 for the first nine months of 1997 compared to net interest income of $137,000 for the comparable period in 1998. This was primarily due to the repayment of debt in March and April of 1997 using initial public offering proceeds and the subsequent investment of the remaining proceeds. The Company expects to continue reporting net interest income for the remainder of 1998.



LIQUIDITY AND CAPITAL RESOURCES

     From inception to March 1997, the Company primarily financed its operations and capital expenditures through the private sale of equity and debt securities, loans and bank lines of credit. In the first quarter of 1997, the Company completed an initial public offering of common stock and received net proceeds of $11.8 million from the sale of 2,125,000 shares. From the proceeds, the Company repaid $1.4 million of $6.4 million of loans outstanding during the first quarter of 1997. The Company repaid the remaining $5.0 million in the second quarter of 1997. There were no loans outstanding or bank credit facilities open as of October 4, 1998.

     The Company's cash balance as of October 4, 1998 was $1.7 million as compared to the January 4, 1998 balance of $3.2 million. Cash used for operating activities totaled $0.6 million for the first nine months of 1998. The Company's accounts receivable decreased $3.5 million from $6.4 million at January 4, 1998 to $2.9 million at October 4, 1998, primarily due to collections from increased sales in the fourth quarter of 1997 and reduced sales for the first nine months of 1998. Net inventories decreased $1.1 million from $5.0 million at January 4, 1998 to $3.9 million at October 4, 1998. Gross inventories decreased $0.7 million during the same period due to reduced production volume and increased inventory controls. Additionally, inventory reserves were established due to the discontinuation of the 5000 Series I product line and other product changes in response to technological and market developments. Accrued expenses increased from $1.8 million at January 4, 1998 to $2.7 million at October 4, 1998. The increase was mainly due to reserves established for product upgrade costs relating to the 5000 Series I and deferred revenue related to the sale of extended warranties.

     During the first nine months of 1998, the Company purchased $1.0 million of property, plant and equipment. The expenditures related primarily to leasehold improvements, equipment, operating system software and furniture and fixtures for the new facility as well as manufacturing tooling expenditures. The Company anticipates property, plant and equipment expenditures relating to tooling to increase in the foreseeable future as it expands its product line offerings and enhances existing platforms.

     The Company has obtained approval for a $3.0 million asset-backed line of credit with closing anticipated in the fourth quarter of 1998. The Company believes that this line of credit, together with existing cash, interest expected to be earned thereon and anticipated operating cash flows, will be sufficient to fund its operations for the next six to twelve months. Cash requirements depend on the Company's profitability, its ability to manage working capital requirements and its rate of growth, among other factors.

YEAR 2000

     The year 2000 issue is the result of computer programs using only the last two digits to identify the year. These programs may not be able to interpret dates beyond the year 1999, which could cause computer system failure or other errors disrupting operations. The Company is aware of the potential computing difficulties that the issue presents for the Company's operations in the year 2000.

     The Company has identified certain individuals internally to address all aspects of the year 2000 issue, including internal computer systems, products sold and supplier capabilities. The Company is currently evaluating the possibility of using external resources to assist the Company with resolving certain aspects of these issues.

     The Company's major internal information systems software was upgraded during the first quarter of 1998 to ensure year 2000 compliance and provide enhanced systems capabilities. The total cost of the implementation was $110,000. The Company plans to perform other minor upgrades to its software and hardware by the end of 1998. Approximately 90% of the expected costs associated with internal systems software alterations has been incurred to date.

     The Company's internal production processes and non-information systems software are in the process of being assessed. The cost is anticipated to be minimal.

     Management believes its current products are year 2000 compliant and is offering updated configuration software for products shipped in prior periods. Notification to customers of the availability of updated software has occurred. Associated costs are expected to be under $100,000. Approximately 75% of the expected costs associated with ensuring the Company's products are year 2000 compliant has been incurred to date.

     The source of funds for upgrades to internal software, production processes and previously sold products is existing cash. There are currently no other projects within the Company that are affected by the outlay of resources to ensure year 2000 compliance.

     The Company's operations with respect to the year 2000 may also be affected by other entities with which the Company transacts business. The Company has requested documentation from its vendors regarding their year 2000 compliance, and will evaluate alternative courses of action relating to any vendors who are not or will not be year 2000 compliant. To date, confirmations have been received from some of the Company's vendors that plans are being developed to address processing of transactions in the year 2000. Until such time as the Company has received a larger number of replies, however, the Company is unable to determine the potential consequences, if any, that could result from such entities' failure to effectively address this issue.

     The year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from the Company's vendors. Although the Company does not believe that the year 2000 issue will have a material impact on its business, financial position, results of operations or liquidity, it is uncertain as to what extent any failure of the Company's or its vendors' computer systems may have on its operations.

     The Company will continue to review the status of the program to address the year 2000 issue and develop appropriate contingency plans, as necessary, in 1999.

     Although the Company fully intends to address the year 2000 issue, without further assessment or resources assigned, the Company believes the year 2000 issue could cause significant business disruption, including delays in parts availability resulting in potential shipping delays.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

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


     The following expenses were incurred in connection with the issuance and distribution of the securities:


              Underwriters discount and commission            $   967,000
              Expenses paid to underwriters                       276,000
              Other expenses                                      809,000
                                                              -----------
                 Total expenses                               $ 2,052,000
                                                              ===========
              Net offering proceeds                           $11,760,000
                                                              ===========


     The net offering proceeds have been used as follows as of October 4, 1998:


              Construction of plant, building and facilities  $   348,000
              Purchase of machinery and equipment               1,248,000
              Repayment of indebtedness                         6,597,000
              Working capital                                   1,447,000
              Temporary investment in Norwest
                  Advantage Cash Investment Account             2,120,000
                                                              -----------
                                                              $11,760,000
                                                              ===========


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

FIELDWORKS, INCORPORATED


Date:  November 18, 1998             /s/ Karen L. Engebretson
                                     ------------------------------------------
                                     Karen L. Engebretson, Vice President of
                                     Finance and CFO (as authorized officer and
                                     principal financial officer)