Form 10-K
period 1999-01-04
FIELDWORKS INC
filed 1999-03-31
CIK 912643

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549
                                   FORM 10-K
  [X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                   for the fiscal year ended January 3, 1999

  [ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                        Commission file number 000-22221

                            FIELDWORKS, INCORPORATED

                                   Minnesota
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                  7631 Anagram Drive, Eden Prairie, Minnesota
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                   41-1731723
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

                                     55344
--------------------------------------------------------------------------------
                                   (Zip Code)

                                 (612) 974-7000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                              Title of each class
--------------------------------------------------------------------------------
                                      None

                   Name of each exchange on which registered
--------------------------------------------------------------------------------
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 16, 1999 as reported on the Nasdaq National Market, was approximately $15,290,257. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of March 16, 1999 was 8,832,926.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders to be held May 18, 1999 are incorporated by reference in Part III.

                                     PART I
ITEM 1. Business

     The Company FieldWorks, Incorporated ("FieldWorks" or "the Company") was incorporated in Minnesota on October 2, 1992 and began as a company dedicated to the development and sale of rugged mobile computing platforms. While the Company continues to manufacture and sell these products, it has concluded that its strongest opportunity for growth and differentiation is as a company that focuses on designing and providing complete customer-specific rugged mobile computing solutions. The Company's solutions address business needs in service bay diagnostics, test and measurement, and logistics management for the trucking, public services and government/military industries worldwide. Complete solutions can include hardware, software, peripherals, service and support-- thus, FieldWorks is a systems integration company as well as a manufacturer. The Company also offers customers a high level of end-user industry expertise in service and support. FieldWorks' professional services capabilities include consultation and/or management of solution conceptualization, design, development, implementation and support.

     All platforms are designed to be rugged and reliable, meeting military standards for shock, vibration and moisture. They are suited for use in demanding field environments, offering features such as daylight-readable color displays and a pointing device that is impervious to dirt and can be used with a glove. The Company's platforms also offer a high level of expandability. Expansion paths include desktop-like ISA and PCI expansion slots, PC card slots, serial ports, universal serial bus and custom modules. As a result, all platforms are flexible "electronic toolboxes" that integrate the end-user's application-specific tools and technologies into one custom, rugged mobile solution. Lastly, because of their modular system architecture, the Company's platforms are easily upgraded to incorporate new central processing units, display technologies and peripheral technologies, such as wireless communication. Such upgradeability contributes to a long solution life span and reduces the total cost of ownership for the customer.

     Rugged Mobile Computing Solutions Market. Due to technological advances over the past several years, organizations have become increasingly dependent on mobile computing and communications devices, such as portable computers, pagers and cellular telephones, to enhance workforce productivity. Organizations are increasingly seeking to computerize field personnel. Such computerization can provide sophisticated field diagnostic and analytic capabilities, enhance field access to data and on-line information, eliminate paperwork and improve communication.

     Industries such as trucking, public services, and the government and military have recognized the need for computerization and automation in the field. However, the effectiveness of field force computerization and automation efforts has often been limited by the nature of the products that have been available. Computers are now being used in the field to perform a wide range of tasks, but both off-the-shelf, consumer portable computers and custom-designed portable computers generally have significant shortcomings that limit their use by field personnel. In part as a result of these limitations, some companies still prefer to employ only single-purpose diagnostic and data collection machines in the field, foregoing the benefits of full computerization.

     The field force automation markets for the Company's products consist of those businesses and other entities that are seeking effective mobile computing platforms for field personnel and functions. Users of the Company's field computing platforms and their demands vary widely, and include: (i) transportation, which needs diagnostic service tools in a single PC-based tool with integrated software modules and hardware peripherals, (ii) utilities and telecommunications test crews, which require electronic toolboxes that can perform data acquisition, diagnostic, communications and analysis tasks to expedite installation, repair and troubleshooting, (iii) public services, which use computers as mobile data terminals that link into central dispatch, and (iv) the military, which needs mobile units capable of withstanding battlefield conditions chiefly for communication and field data acquisition purposes. FieldWorks has chosen to focus on service bay, test and measurement, and logistics management solutions for trucking, public services (which includes utility and telecommunications companies), and government/military industries.

     Strategy. The Company's vision is to be the worldwide leader in customer-specific computing solutions for demanding field environments. The Company's strategy consists of the following key components:

     Penetrate Key Vertical Markets. The Company is targeting key vertical markets including trucking, public services and government/military. The Company develops specialized product features and functions to address the special needs of a particular vertical market and provides consultation services to support the requirements of its customers. The Company's strategy is to be a key provider of information tools and services to facilitate standardization in service bay, test and measurement and logistics management.

     Enhance Professional Services Offerings. The Company intends to position itself as a professional service and system integration company whose uniqueness is its market application expertise and customer support regarding the use of the technology it provides. In 1998, the Company established a professional services organization focused on this initiative.

     Reduce Operating Expenses and Production Costs. The Company is evaluating the outsourcing of work where value is not recognized and rewarded by its customers. The Company is focused on reducing operating expenses and product costs and improving inventory management to enhance its competitive position and achieve profitability.

     FieldWorks Products and Professional Services. The Company is focused on delivering products and professional services that address the varied and specialized requirements of field force personnel. The Company's platforms are designed to be rugged, expandable, upgradeable and customizable.

     Product Series The Company's product series consist of the following:

     7000 Series Field WorkStation Laptop Computing Platform. The 7000 Series offers significant expansion capacity and is targeted at the high end of the rugged field computing platform market. The structure of this laptop computing platform is based on a high-strength cast magnesium alloy external housing. Internal components that are sensitive to shock and vibration are contained within this housing and isolated with special tuned shock absorbing polymers, while a shock absorbing bushing system suspends all drives and the CPU. The 7000 Series incorporates the Company's backplane/card cage design, which provides up to six ISA/PCI expansion card slots within the housing, permitting the integration of instrumentation, data acquisition and communications capabilities. Also contained within the housing are PCMCIA expansion capability, integrated AC/DC power, battery capability, desktop ISA/PCI slots, optional integrated CD-ROM, optional dual removable hard drive system and optional Motion Picture Experts Group ("MPEG-II") video compression decoding boards.

     5000 Series Field WorkStation Notebook Computing Platform. The 5000 Series is designed as a smaller, more lightweight toolbox with less expandability. The structure of this notebook computing platform is based on an internal frame cast from a high-strength magnesium alloy. The skeleton and rubber coating protect internal sub-systems from shock and vibration. Virtually all of the electronics of the 5000 Series are contained in a "technology module" that has been designed for easy removal, making it possible for customers to service the units themselves and simplifying upgrades. In addition to two optional ISA or PCI expansion slots, all 5000 Series platforms have four universal bays in two sizes. The two larger bays can house batteries, CD-ROM drives, an internal AC adapter, hard drives or floppy drives. The two smaller bays can house removable drives and/or PCMCIA slots.

     2000 Series Embedded Vehicle System (EVS). A new product line with production scheduled to begin the second quarter of 1999, FieldWorks' mobile embedded server is a three-piece onboard vehicle PC that includes a server component, a high-bright display and a back-lit keyboard. FieldWorks--and OEMs and systems integrators--can customize the system by adding wireless technology, Global Positioning System (GPS) technology, data radios and other devices through two embedded PC card slots and three open serial ports. Via cabling, system developers can also connect floppy and CD-ROM devices to the server, which can then be mounted in a remote location up to 16 feet away. EVS is ideally suited for fixed in-vehicle computing and communication applications including logistics management. Application examples include computer-aided dispatch and Geographic Information Systems/Global Positioning System mapping.

     Professional Services. The Company believes that to gain a competitive advantage in the rugged mobile computing market, in light of the relatively low level of products it delivers, it must differentiate itself by providing value-added services along with the products it sells. The Company maintains a professional services and support program for the benefit of its customers, including consulting relating to business needs assessment, product application, technical support, project management, product implementation and troubleshooting on post-installation questions. The Company provides a one-year warranty program under which the Company agrees to diagnose, repair and test any product, and also offers limited warranty programs for extended periods. The Company can also provide replacement unit pools for large volume customers to minimize downtime. Software integration, including loading and testing of multiple software applications, can be provided to manage potential communications conflicts. The Company can also provide on-site product training and consultation services tailored to customer requirements.

     In conceiving a solution, FieldWorks applies a business needs-analysis process and evaluates the customer's current and potential needs to ensure a three- to five-year solution life span. FieldWorks can develop custom software and/or integrate third-party software. Implementation services include customer training, project management and support services, including dedicated telephone support, and software update and platform upgrade programs. Support services are aimed at maintaining customer productivity.

     Manufacturing. The Company's manufacturing process consists primarily of the mechanical subassembly, final assembly and testing of components and subassemblies purchased from third party suppliers and subcontractors. These functions, along with the final packaging of its products, are performed at the Company's worldwide headquarters in Eden Prairie, Minnesota. The Company assembles products in accordance with customers' specifications. This enables the Company to provide computing platforms and services that satisfy each customer's specific field requirements.

     The Company works with a number of subcontractors to assemble mechanical components, to manufacture printed circuit boards, and to produce certain components, all to the Company's design specifications. Many of these components are made using tools that have been designed for, and belong to, the Company, but that are located on the manufacturer's premises. The Company has relationships with subcontractors who provide subassemblies on a turn-key basis. The Company also purchases components directly from one or more third party suppliers before forwarding them to subcontractors for assembly.

     The Company employs extensive quality control systems and has a quality assurance department. The Company received ISO 9001 quality assurance certification in March 1996 and was re-certified in January 1999.

     Sales and Marketing/Customers. The Company's sales and marketing efforts are based on the recognition that each of the Company's target vertical markets purchases from different channels. The Company's direct sales force focuses its efforts on building and maintaining relationships with large-volume key accounts and with dominant manufacturers or sales channel entities. The Company also utilizes a network of independent sales representatives for domestic sales. Other segments of the market are addressed by sales to value-added resellers and systems integrators that typically sell systems that have been configured for specific end-user applications through the addition of hardware, software or services. Representatives, resellers and integrators generally target large- to mid-size accounts, with the exception of military integrators, or prime contractors, which target large military accounts. FieldWorks' telesales force addresses the mass market of small accounts. Additionally, the Company sells platforms to the U.S. government via the General Services Administration (GSA) schedule.

     FieldWorks' sales strategy is to partner with key-account customers to design and develop customer-specific solutions that FieldWorks can later package and standardize for sale to large, mid and mass accounts. Professional services are tailored to each unique customer's requirements.

     For international sales, the Company maintains a network of international distributors, which are managed by the Company's director of international sales. To date, the Company's international sales have been principally in Europe.

     For the years ended January 3, 1999 and January 4, 1998, sales to one customer, Navistar International, represented 10% and 13%, respectively, of net sales.

     Backlog. The Company believes that backlog is not a meaningful indicator of its future business prospects due to the potentially long customer sales cycle and significant variations in the size and delivery schedules of orders received by the Company. As a result, the Company does not believe that backlog at any particular date is necessarily indicative of future results.

     Competition. The Company believes that it currently occupies a niche in the field force automation market because it is unique in providing rugged mobile computing solutions and services as well as platforms. The Company's platforms face direct competition from companies producing portable computers intended for field use such as Dolch Computer Systems; Getac Corp.; XL Computing Corp. (a subsidiary of Cycomm International, Inc.); Itronix Corp.; Kontron Elektronik Corp. (a subsidiary of Kontron Elektronik GmbH); Paravant Computer Systems, Inc.; Motorola, Inc.; Melard Technologies, Inc.; WPI Husky Computers Inc.; Intermec Technologies Corp. and Panasonic Personal Computer Company. The Company believes its primary competitive factors relate to product pricing, functionality, product dimensions and technology enhancements. To the extent the Company and its direct competitors expand and develop this market niche, other manufacturers may turn their attention to this niche and begin to develop products and services directly competitive with those offered by the Company. The Company's computing platforms also face indirect competition from a variety of different companies and products, including consumer portable personal computers, customized portable personal computers and single-purpose diagnostic and data collection instruments.

     Research and Development. The Company designs many of the aspects and components of its computing platforms. The Company believes that its efforts in this area have provided it with technological advantages and the Company intends to continue to focus research and development efforts on improving its core technologies. In addition, the Company is continuing to focus its efforts on expanded products and services that address broader customer preferences by providing a greater range of expandability, features and price. The Company's research and development efforts also involve developing customized solutions for its customers who have unique, specialized requirements. Research and development expenses were $1.9 million in 1996 and 1997, and $3.2 million in 1998.

     Intellectual Property. In April 1996 the Company filed a provisional patent application related to certain aspects of the design of its 5000 Series Field WorkStation notebook computing platforms, including the technology module and features that enhance its upgradeability and ruggedness. In March 1997, the Company filed a non-provisional United States patent application, and filed an international patent application under the international Patent Cooperation Treaty ("PCT"), both of which claimed priority to the provisional patent application. Based on the PCT application, a European Patent

Application, which is a regional application that covers 17 European countries, was filed in October 1998. In July 1996, the Company filed a non-provisional United States patent application related to the backplane design employed in its 7000 Series Field WorkStation laptop computing platforms.

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

     Employees. As of January 3, 1999, the Company employed 140 full-time employees, of whom 53 were engaged primarily in manufacturing, 33 were engaged primarily in sales and marketing, 33 were engaged primarily in engineering and research and development, and 21 were engaged primarily in administration. The Company also employs part-time, temporary employees, and contract employees, as necessary. No employees are represented by any labor union or other collective bargaining unit. The Company believes that its relations with its employees are good.

ITEM 2. Properties

     The Company's main operations are conducted in Eden Prairie, Minnesota, at a leased site of approximately 53,000 square feet. The lease term expires in November 2004. The Company's main operations had previously been conducted at another leased site of approximately 24,000 square feet in Eden Prairie, Minnesota. This space, the lease for which expires in June 1999, has been subleased for the remaining period.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the Company's fourth quarter ended January 3, 1999.

                                    PART II

ITEM 5. Market for Registrant's Common Stock and Related Stockholder Matters

     Market Information. The following financial data is filed as part of this report:

     Footnote #10 in the Notes to Consolidated Financial Statements, Page 35.

     Shareholders As of March 16, 1999, there were 168 holders of record of the Company's Common Stock.

     Dividends. The Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future. Any such payment would require prior approval under the Company's current line of credit agreement.

     Use of Proceeds. The Company's registration statement on Form S-1, file number 333-18335, was declared effective on March 19, 1997. The Company registered an aggregate of 2,443,750 shares of common stock, $.001 par value (including 316,250 shares covered by a registration statement filed pursuant to Rule 462(m) on March 20, 1997, file number 333-23637) with R.J. Steichen & Company as the managing underwriter. The offering commenced on March 20, 1997, and on March 25, 1997, the Company closed on aggregate proceeds of $13,812,500 from the sale of 2,125,000 of these shares. The remainder of the shares registered were subject to an underwriters' over-allotment option that subsequently expired unexercised.

     The following expenses were incurred in connection with the issuance and distribution of the securities:

--------------------------------------------------------------------------------
Underwriters' discount and commission                          $   967,000
Expenses paid to underwriters                                      276,000
Other expenses                                                     809,000
--------------------------------------------------------------------------------
   Total expenses                                              $ 2,052,000
Net offering proceeds                                          $11,760,000
================================================================================

     The net offering proceeds have been used as follows as of January 3, 1999:

--------------------------------------------------------------------------------
Construction of plant, building and facilities                 $   348,000
Purchase of machinery and equipment                              1,322,000
Repayment of indebtedness                                        6,597,000
Working capital                                                  2,485,000
Temporary investment in money market accounts                    1,008,000
--------------------------------------------------------------------------------
                                                               $11,760,000
================================================================================

     All such amounts were paid direct to third parties.

ITEM 6. Selected Financial Data

Selected Consolidated Statements of Operations Data:

                                           Year Ended   Year Ended  Year Ended   Years Ended December 31,
----------------------------------------------------------------------------------------------------------
                                            January 3,   January 4, January 5,
(in thousands, except  per share amounts)     1999         1998        1997        1995        1994
Net sales                                    $ 20,002    $ 23,815    $ 13,111    $  8,242    $  2,742
Cost of sales                                  14,200      14,620       7,930       4,777       1,954
----------------------------------------------------------------------------------------------------------
 Gross profit                                   5,802       9,195       5,181       3,465         788
Operating expenses:
 Sales and marketing                            5,482       5,043       3,616       1,726         928
 General and administrative                     2,915       3,034       2,232       1,169         762
 Research and development                       3,214       1,884       1,896         948         765
 Product upgrade and restructuring costs        1,473        --          --          --          --
----------------------------------------------------------------------------------------------------------
   Total operating expenses                    13,084       9,961       7,744       3,843       2,455
----------------------------------------------------------------------------------------------------------
Operating loss                                 (7,282)       (766)     (2,563)       (378)     (1,667)
----------------------------------------------------------------------------------------------------------
Interest expense and other, net                   158        (258)       (356)        (69)        (21)
----------------------------------------------------------------------------------------------------------
Net loss from continuing operations            (7,124)     (1,024)     (2,919)       (447)     (1,688)
Loss from discontinued operation(1)              --          --          (377)       (180)       --
----------------------------------------------------------------------------------------------------------
Net loss                                     $ (7,124)   $ (1,024)   $ (3,296)   $   (627)   $ (1,688)
==========================================================================================================
Basic and diluted loss per common share:
 Net loss per common share from
   continuing operations                     $   (.81)   $   (.12)   $   (.45)   $   (.07)   $   (.31)
 Loss per common share from
   discontinued operation(1)                     --          --          (.06)       (.03)       --
----------------------------------------------------------------------------------------------------------
 Net loss per common share                   $   (.81)   $   (.12)   $   (.51)   $   (.10)   $   (.31)
==========================================================================================================
Weighted average common shares outstanding      8,799       8,242       6,442       6,131       5,430
==========================================================================================================

Selected Consolidated Balance Sheet Data:

                                               January 3,  January 4,   January 5, December 31, December 31,
(in thousands, except  per share amounts)         1999        1998        1997        1995         1994
============================================================================================================
Cash and cash equivalents                       $  1,690    $  3,219    $  2,132    $    113    $    126
Working capital                                    4,077      11,517       1,042       1,685       1,317
Total assets                                      10,956      16,120       9,906       4,559       3,603
Long-term debt and capital lease obligations,
 less current portion                                 97          23          67          62          11
Total debt                                           110          70       6,150       1,254         809
Accumulated deficit                              (14,452)     (7,327)     (6,303)     (2,805)     (2,173)
Total shareholders' equity                         5,793      12,799       1,813       2,132       1,636

(1) In November 1996, the Company's Board of Directors approved the distribution of all of the issued and outstanding shares of the common stock of the Company's wholly-owned subsidiary, Paragon, as a dividend to shareholders of record of the Company as of November 15, 1996. Paragon's results of operations for the years ended December 31, 1995 and January 5, 1997, as well as the estimated loss from disposition, have been presented as a discontinued operation in the above Statements of Operations Data.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Cautionary Statement Regarding Forward-Looking Statements. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, the words or phrases "believes," "anticipates," "expects," "intends," "estimates," or similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of new products, market acceptance of new products and services, technological obsolescence, dependence on third-party manufacturers and suppliers, risks associated with the Company's dependence on proprietary technology and the long customer sales cycle. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review the various disclosures made by the Company in this report, including in particular Exhibit 99.1 to this report, and in other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect the Company's business.

     Operating Results. The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:

For the Years Ended                          January 3, 1999   January 4, 1998   January 5, 1997
 Net sales                                         100%              100%              100%
 Cost of sales                                      71                61                60
                                                  ----               ---              ----
 Gross profit                                       29                39                40
 Operating expenses:
 Sales and marketing                                27                21                28
 General and administrative                         15                13                17
 Research and development                           16                 8                14
 Product upgrade and restructuring costs             8                --                --
                                                  ----               ---              ----
 Total operating expenses                           66                42                59
                                                  ----               ---              ----
 Operating loss                                    (37)               (3)              (19)
 Interest income (expense) and other, net            1                (1)               (3)
                                                  ----               ---              ----
 Net loss from continuing operations               (36)               (4)              (22)
 Loss from discontinued operation                   --                --                (3)
                                                  ----               ---              ----
 Net loss                                          (36)%              (4)%             (25)%
                                                  ----               ---              ----

     Market Trends. The worldwide market for portable computers continues to expand. The availability of high-powered portable computer technology coupled with application specific technologies and the proliferation of wireless communications contributes to the increased demand. The Company expects increased requirements to improve the efficiency in field based work forces and link field workers into corporate information systems.

     The Company targets those markets which require portable computing platforms that can perform multiple functions including diagnostics, data acquisition and electronic testing and monitoring. Specifically, the Company is targeting Trucking, Public Services, including Utilities and Public Safety, and Government/Military. Each of these vertical markets continues to experience growth in field service computer application requirements.

Comparison of Years Ended January 3, 1999
and January 4, 1998

     Net Sales. Net sales for 1998 were $20.0 million, a decrease of $3.8 million or 16% from 1997 net sales of $23.8 million. The decrease in sales was due primarily to several factors relating to the 5000 Series product. During mid- 1998 the 5000 Series II product was released which provided technology upgrades, lower pricing and improved performance and reliability over the 5000 Series I. Sales of the 5000 Series products represented 38% and 46% of net sales or $7.6 million and $10.9 million in 1998 and 1997, respectively. Sales of the 7000 Series product were comparable in 1998 and 1997.

     International sales slightly decreased to $5.6 million, or 28% of net sales for 1998, from $6.0 million, or 25% of net sales in 1997. The majority of international sales are in Europe, including $4.0 million in 1998 and $3.4 million in 1997. The Company anticipates that international sales as a percentage of net sales will remain in the mid to upper 20% range with little impact on the Company's results of operations and liquidity.

     The Company expects sales growth in 1999 due to increased penetration of key vertical markets, introduction of the 2000 Series platform, and establishment of the professional services organization. The Company is targeting sales in trucking, public services and military/government and has reorganized its sales and marketing efforts to focus on these markets. The 2000 Series line of mobile embedded servers is anticipated to be in production in the second quarter of 1999 and has been designed to enhance sales to customers requiring in-vehicle applications. Additionally, management believes that providing professional services, including consultation, business needs assessment, training and software integration with the Company's products, will increase future sales opportunities.

     Delays in the introduction of the 2000 Series platform and/or market acceptance of the product could reduce the Company's projected 1999 sales. In addition, the Company expects revenue growth to fluctuate due to potentially long customer sales cycles.

     Gross Profit. Gross profit decreased $3.4 million from $9.2 million in 1997 to $5.8 million in 1998. Gross profit margins, as a percentage of net sales, decreased from 39% to 29%. This decrease was the result of the impact of fixed manufacturing overhead costs allocated over reduced production volume in 1998. Additionally, gross profit was negatively impacted by a $1.0 million write down of inventory in the second quarter of 1998. These charges were due to discontinuation of the 5000 Series I product and other product changes in response to technological and market developments. The Company continues to take steps to strengthen its materials management to reduce the risk of future large write-downs of inventory. With these actions and anticipated unit volume increases offset by potential pricing reductions on larger customer orders, the Company believes gross profit margins should be in the mid 30% range in the near future.

     Gross profit for all periods presented reflects the Company's reclassification of certain warranty-related costs from cost of sales to sales and marketing expense. The impact was to decrease cost of sales and increase gross profit by $458,000, or 2% of net sales in 1998 and by $774,500, or 3% of net sales for 1997.

     Sales and Marketing. Sales and marketing expenses include salaries, incentive compensation, commissions, travel, trade shows, and general advertising and promotion. These expenses also include the costs related to maintaining the Company's standard one-year warranty program. Sales and marketing expenses were $5.5 million in 1998, an increase of $0.5 million as compared to $5.0 million in 1997. As a percentage of net sales, sales and marketing expenses increased from 21% in 1997 to 27% in 1998. The increase in expenses was primarily due to expansion of the sales force including the addition of the professional services group. The Company intends to continue expanding its sales force as well as investing in advertising and promotion costs within its target markets. The Company anticipates sales and marketing expenses to slightly decrease as a percentage of net sales.

     General and Administrative. General and administrative expenses include the Company's executive, finance, information services and human resources cost centers. These expenses decreased slightly from $3.0 million or 13% of net sales in 1997 to $2.9 million or 15% of net sales in 1998. The Company anticipates holding the growth of general and administrative expenses to a level less than the growth of sales in the near future.

     Research and Development. Research and development expenses are incurred in the design, development and testing of new platforms, and in the enhancement and testing of existing products. All research and development costs are expensed as incurred. These expenses increased from $1.9 million or 8% of net sales in 1997 to $3.2 million or 16% of net sales in 1998. This increase was primarily attributable to the introduction of the 5000 Series II and development of the 2000 Series product. The Company anticipates these expenses to increase in the near future to support expanded product and solutions offerings. Additional expenses are also anticipated to support customer-specific professional services including software integration and engineering support.

     Product Upgrade and Restructuring Costs. Product upgrade and restructuring costs were $1.5 million or 8% of net sales in 1998. There were no such costs during 1997. These costs related to the discontinuation of the 5000 Series I platform, as well as other internal reorganization efforts. During 1998, the Company introduced the 5000 Series II platform, which has expanded features and increased performance. The Company also established reserves in 1998 to address any customer or upgrade issues with respect to the 5000 Series I. In addition, the Company incurred expenses relating to restructuring and severance costs.

     Interest Expense and Other, Net. Net interest income of $158,000 was recorded in 1998 as compared to net interest expense of $258,000 in 1997. Proceeds from the initial public offering were used to repay debt in the first and second quarters of 1997. The Company anticipates to record net interest expense in 1999 as it utilizes its line of credit for working capital purposes to fund its operations.

Comparison of Years Ended January 4, 1998
and January 5, 1997

     Net Sales. The Company's net sales increased 82% from $13.1 million in 1996 to $23.8 million in 1997. The increase was primarily attributable to a 97% increase in the number of units sold, offset by both a decrease in the average selling price of the 7000 Series and an increase in sales of the 5000 Series, which carries lower pricing. International sales increased to $6.0 million or 25% of net sales in 1997 as compared to $3.2 million or 24% of net sales in 1996.

     Gross Profit. Gross profit increased 77% from $5.2 million in 1996 to $9.2 million in 1997. As a percentage of net sales, gross profit margins decreased slightly from 40% to 39%. The addition of the 5000 Series product at lower margins offset the increase in volume.

     Sales and Marketing. Sales and marketing expenses increased from $3.6 million in 1996 to $5.0 million in 1997. As a percentage of net sales, sales and marketing expenses decreased from 28% in 1996 to 21% in 1997. The increased expenses were primarily due expansion in the Company's direct sales force and sales commissions.

     General and Administrative. General and administrative expenses increased from $2.2 million or 17% of net sales in 1996 to $3.0 million or 13% of net sales in 1997. The increase was attributable to additional compensation expense due to an expanded executive management team and the move of primary operations to a new facility.

     Research and Development. Research and development expenses remained consistent at $1.9 million in 1997 and 1996. These expenses decreased as a percentage of net sales from 14% in 1996 to 8% in 1997. The increase in salaries and related expenses was offset by a reduction in product development costs in 1997.

     Interest Expense and Other, Net. Interest expense, net of interest income, decreased from $356,000 in 1996 to $258,000 in 1997. Proceeds from the initial public offering were used to repay debt in March and April of 1997, with interest income earned on remaining proceeds for the rest of the year.

Liquidity and Capital Resources

     In March 1997, the Company completed its initial public offering of common stock and received net proceeds of $11.8 million from the sale of 2,125,000 shares. From the proceeds, the Company repaid $6.4 million of loans in 1997. There were no additional loans or credit facilities until November 1998, at which time the Company entered into a two-year $3.0 million line of credit agreement. Borrowings bear interest at the greater of 3% over prime or 9%. Borrowings, as of January 3, 1999, were $682,000. The borrowing base is 75% of eligible receivables plus the lesser of $600,000 or 30% of eligible inventory as defined in the agreement. The availability based on the borrowing base calculation was $1.7 million as of January 3, 1999. For the fourth quarter of 1998, the net loss limitation contained in the agreement was $500,000. The Company has received a written covenant waiver for the fourth quarter reported loss of $712,000. For 1999, the agreement contains an equivalent covenant requiring cumulative year-to-date profit on a quarterly basis. Failure to comply with this covenant could result in default and accelerated repayment requirements.

     The Company's cash balance as of January 3, 1999 was $1.7 million as compared to the January 4, 1998 balance of $3.2 million. Cash used for operating activities totaled $1.2 million in 1998 and $3.7 million in 1997. The Company's accounts receivable decreased from $6.4 million at January 4, 1998 to $3.9 million at January 3, 1999. The decrease in accounts receivable was due to increased effort on reducing collection periods and timing of shipments at year-end. Net inventories decreased from $5.0 million at January 4, 1998 to $3.4 million at January 3, 1999. This decrease was due to an enhanced focus on inventory controls. Deferred revenue increased from $0.6 million at January 4, 1998 to $0.8 million at January 3, 1999. This increase was attributable to the sales of extended warranties. Accrued liabilities decreased from $0.5 million at January 4, 1998 to $0.3 million at January 3, 1999, due to timing of payments at year end.

     The Company purchased $1.1 million of property, plant and equipment in 1998 as compared to $0.9 million in 1997. The 1998 expenditures related primarily to tooling expenditures for the 5000 Series II and 2000 Series products and leasehold improvements on the new facility. The Company anticipates purchases of property, plant and equipment to slightly decrease compared to prior years as leasehold improvement activity has been completed.

     The Company currently anticipates meeting its cash flow needs in 1999 with existing cash on hand and cash expected to be generated from operations, supplemented with line of credit borrowings and other potential financing sources. The Company may also seek additional equity or debt financing to fund expansion of product and service offerings. The timing and amount of any additional capital requirements cannot be precisely determined at this time and will depend on a number of factors including the demand for the Company's products, profitability, cash management operations, growth and many other factors. There can be no assurances that additional financing will be available at all or that it, if available, will be obtainable on terms favorable to the Company and would not be dilutive.

Year 2000 Compliance

     The year 2000 issue is the result of computer programs using only the last two digits to identify the year. These programs may not be able to interpret dates beyond the year 1999, which could cause computer system failure or other errors disrupting operations. The Company is aware of the potential computing difficulties that the issue presents for the Company's operations in the year 2000 and as a result, has established an internal team, reporting to upper management, to address the issue. This team's focus includes the functioning of the Company's products, internal computer systems and non-computer operations, production processes, key vendors, vital business partners and critical customers.

     The Company's major internal information systems software was upgraded during the first quarter of 1998 to ensure year 2000 compliance and provide enhanced systems capabilities. The total cost of the implementation was $110,000. The Company plans to perform other minor upgrades to its software and hardware by mid-1999. Approximately 60% of the expected costs associated with internal systems software alterations have been incurred to date. The Company's internal production processes and non-information systems software are in the process of being assessed. The cost of making them year 2000 compliant is anticipated to be minimal.

     Management believes its current products are year 2000 compliant and is offering updated configuration software for products shipped in prior periods. Notification to customers of the availability of updated software has occurred and re-notification of key customers will occur in the second quarter of 1999. Associated costs are expected to be under $100,000. Approximately 75% of the expected costs associated with ensuring the Company's products are year 2000 compliant have been incurred to date.

     The source of funds for upgrades to internal software, production processes and previously sold products is existing cash. There are currently no other projects within the Company that are affected by the outlay of significant resources to ensure year 2000 compliance.

     The Company's operations with respect to the year 2000 may also be affected by other entities with which the Company transacts business. The Company has requested documentation from its vendors regarding compliance, and will evaluate alternative courses of action for vendors who are not or will not be year 2000 compliant. To date, varying confirmations have been received from the Company's vendors. The Company has identified its critical vendors and is in the process of verifying which are currently year 2000 compliant. Contingency plans will be developed for all critical vendors which are not year 2000 compliant by the end of the second quarter of 1999.

     The year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from the Company's vendors. Although the Company does not believe that the year 2000 issue will have a material impact on its business, financial position, results of operations or liquidity, it is uncertain as to what extent any failure of the Company's systems or its vendors' systems may have on its operations.

     The Company identified all critical, external entities by the end of the first quarter of 1999. Notification of these entities, determination of their year 2000 status and development of alternative plans, if necessary are to be completed by the end of the second quarter of 1999.

     Although the Company intends to fully address the year 2000 issue, without further assessment or resources assigned, the Company can give no assurance that the year 2000 issue will not cause significant business disruption, including delays in parts availability resulting in potential shipping delays and/or lost revenues.

ITEM 7A. Quantitative and Qualitative Disclosures
About Market Risk

     The Company is exposed to market risk related to changes in interest rates on borrowings under the Company's line of credit agreement. The line of credit bears interest based on the Prime Lending Rate. At January 3, 1999, the Company had $682,000 outstanding. Based on analysis, likely interest rate shifts would have an immaterial impact on the Company.

     The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents. The Company invests its cash and cash equivalents in money market instruments. The Company had $1.7 million in cash and cash equivalents at January 3, 1999. Based on analysis, likely shifts in money market rates would have an immaterial impact on the Company.

     All of the Company's transactions are conducted and accounts are denominated in United States dollars and as such, the Company does not currently have exposure to foreign currency risk.

ITEM 8. Financial Statements and Supplementary Data
                                                                        Page

Consolidated Balance Sheets as of January 3, 1999 and January 4,
   1998                                                                   24

Consolidated Statements of Operations for the years ended January
   3, 1999, January 4, 1998 and January 5, 1997                           25

Consolidated Statements of Shareholders' Equity for the years
   ended January 3, 1999, January 4, 1998 and January 5, 1997             26

Consolidated Statements of Cash Flows for the years ended January
   3, 1999, January 4, 1998 and January 5, 1997                           27

Notes to Consolidated Financial Statements                                28

Report of Independent Public Accountants                                  35

ITEM 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

     None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

Information required by this item is set forth in the Proxy Statement under the heading Election of Directors and is incorporated herein by reference.

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

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as part of this Annual Report:

          1. Financial Statement Schedule: The following financial statement schedule of FieldWorks, Incorporated for the fiscal years ended January 3, 1999, January 4, 1998, and January 5, 1997, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of FieldWorks, Incorporated.

          o    Schedule II - Valuation and Qualifying Accounts

          o Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

          2. Exhibits: The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the fiscal quarter ended January 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FieldWorks, Incorporated

                                           /s/ David C. Malmberg
--------------------------------------------------------------------------------
                                           David C. Malmberg
                                           Chairman of the Board,
                                           Chief Executive Officer

                                           Dated:  April 5, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                         Title                             Date
/s/ David C. Malmberg         Chairman of the Board, Chief Executive Officer    April 5, 1999
---------------------------------------------------------------------------------------------
David C. Malmberg

/s/ Karen L. Engebretson    Chief Financial Officer, Vice President of Finance  April 5, 1999
---------------------------------------------------------------------------------------------
Karen L. Engebretson        (principal financial and accounting officer)

/s/ Gary J. Beeman          Vice Chairman of the Board                          April 5, 1999
---------------------------------------------------------------------------------------------
Gary J. Beeman

/s/ James A. Bernards       Director                                            April 5, 1999
---------------------------------------------------------------------------------------------
James A. Bernards

/s/ Robert W. Heller        Director                                            April 5, 1999
---------------------------------------------------------------------------------------------
Robert W. Heller

/s/ Robert C. Szymborski    Director                                            April 5, 1999
---------------------------------------------------------------------------------------------
Robert C. Szymborski

/s/ Richard J. York         Director                                            April 5, 1999
---------------------------------------------------------------------------------------------
Richard J. York


                          Consolidated Balance Sheets

                                                           January 3, 1999 January 4, 1998
Assets
Current Assets:
Cash and cash equivalents                                     $  1,690,469    $  3,218,759
Accounts receivable, net of allowance for
 doubtful accounts of $269,800 and $384,600                      3,930,366       6,402,023
Inventories                                                      3,400,744       5,009,137
Prepaid expenses and other                                         121,780         186,298
------------------------------------------------------------------------------------------------
 Total current assets                                            9,143,359      14,816,217
------------------------------------------------------------------------------------------------
Property and Equipment:
Computers and equipment                                          1,620,455       1,628,949
Furniture and fixtures                                           1,109,895         378,821
Leasehold improvements                                             458,216         184,446
Less: Accumulated depreciation                                  (1,393,342)       (913,918)
------------------------------------------------------------------------------------------------
 Property and equipment, net                                     1,795,224       1,278,298
Deposits and Other Assets, net                                      17,385          25,555
------------------------------------------------------------------------------------------------
                                                              $ 10,955,968    $ 16,120,070
================================================================================================
Liabilities and Shareholders' Equity
Current Liabilities:
Line of credit                                                $    681,981    $       --
Accounts payable                                                 1,804,186       1,489,982
Accrued warranty and product upgrade                             1,102,798         332,053
Accrued compensation and benefits                                  376,932         410,758
Other accrued liabilities                                          321,532         455,462
Deferred revenue                                                   765,184         563,095
Current maturities of capitalized lease obligations                 13,548          47,409
------------------------------------------------------------------------------------------------
 Total current liabilities                                       5,066,161       3,298,759
Capitalized Lease Obligations, less current maturities              96,868          22,693
------------------------------------------------------------------------------------------------
 Total liabilities                                               5,163,029       3,321,452
------------------------------------------------------------------------------------------------
Commitments and Contingencies (Note 9)
Shareholders' Equity:
Common stock, $.001 par value, 30,000,000 shares
 authorized; 8,823,926 and 8,725,426 issued and outstanding          8,824           8,725
Common stock warrants                                              150,640         150,640
Additional paid-in capital                                      20,085,011      19,966,602
Accumulated deficit                                            (14,451,536)     (7,327,349)
------------------------------------------------------------------------------------------------
 Total shareholders' equity                                      5,792,939      12,798,618
------------------------------------------------------------------------------------------------
                                                              $ 10,955,968    $ 16,120,070
================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                     Consolidated Statements of Operations

                                                                                 For the Years Ended
-------------------------------------------------------------------------------------------------------------------------
                                                                 January 3, 1999    January 4, 1998    January 5, 1997
Net Sales                                                           $ 20,001,787       $ 23,815,045       $ 13,111,077
Cost of Sales                                                         14,199,526         14,620,121          7,929,622
-------------------------------------------------------------------------------------------------------------------------
   Gross profit                                                        5,802,261          9,194,924          5,181,455
-------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
 Sales and marketing                                                   5,482,216          5,042,543          3,616,003
 General and administrative                                            2,914,871          3,034,670          2,232,040
 Research and development                                              3,214,164          1,884,128          1,896,448
 Product upgrade and restructuring costs                               1,472,530               --                 --
-------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                           13,083,781          9,961,341          7,744,491
-------------------------------------------------------------------------------------------------------------------------
   Operating loss                                                     (7,281,520)          (766,417)        (2,563,036)
Interest Expense and Other, net                                          157,333           (257,561)          (356,328)
-------------------------------------------------------------------------------------------------------------------------
Net Loss from Continuing Operations                                   (7,124,187)        (1,023,978)        (2,919,364)
Loss from Discontinued Operation (Note 1)                                   --                 --             (376,682)
-------------------------------------------------------------------------------------------------------------------------
Net Loss                                                            $ (7,124,187)      $ (1,023,978)      $ (3,296,046)
=========================================================================================================================
Basic and Diluted Loss Per Share:
 Net loss per common share from continuing operations               $       (.81)      $       (.12)      $       (.45)
 Loss per common share from discontinued operation                          --                 --                 (.06)
-------------------------------------------------------------------------------------------------------------------------
 Net loss per common share                                          $       (.81)      $       (.12)      $       (.51)
=========================================================================================================================
 Weighted average common shares outstanding                            8,799,031          8,242,434          6,442,193
=========================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                Consolidated Statements of Shareholders' Equity


                                     Series A
                                    Convertible                               Common    Additional                   Total Share-
                                  Preferred Stock        Common Stock          Stock       Paid-in    Accumulated        holders'
                               Shares       Amount     Shares     Amount    Warrants       Capital        Deficit          Equity
Balance, December 31, 1995          --      $ --    5,840,068     $5,840    $115,185   $ 4,816,262   $(2,805,143)   $  2,132,144
Issuance of preferred stock    300,000       300           --         --          --     2,999,700             --      3,000,000
Exercise of stock options           --        --       40,668         41          --        62,629             --         62,670
Issuance of common
 stock warrants                     --        --           --         --     116,800            --             --        116,800
Spin-off of Paragon (Note 1)        --        --           --         --          --            --       (202,182)      (202,182)
Net loss                            --        --           --         --          --            --     (3,296,046)    (3,296,046)
---------------------------------------------------------------------------------------------------------------------------------
Balance, January 5, 1997       300,000       300    5,880,736      5,881     231,985     7,878,591     (6,303,371)     1,813,386
Issuance of common stock,
   net of offering costs
   of $2,042,200                    --        --    2,125,000      2,125          --    11,768,207             --     11,770,332
Conversion of preferred
   stock                      (300,000)     (300)     576,923        577          --          (277)            --             --
Exercise of stock options           --        --       61,422         61          --       157,472             --        157,533
Exercise of common
 stock warrants                     --        --       81,345         81     (81,345)      162,609             --         81,345
Net loss                            --        --           --         --          --            --     (1,023,978)    (1,023,978)
---------------------------------------------------------------------------------------------------------------------------------
Balance,  January 4, 1998           --        --    8,725,426      8,725     150,640    19,966,602     (7,327,349)    12,798,618
Exercise of stock options           --        --       98,500         99          --       118,409             --        118,508
Net loss                            --        --           --         --          --            --     (7,124,187)    (7,124,187)
---------------------------------------------------------------------------------------------------------------------------------

Balance,  January 3, 1999           --      $ --    8,823,926     $8,824    $150,640   $20,085,011   $(14,451,536)   $ 5,792,939
=================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                     Consolidated Statements of Cash Flows

                                                                                For the Years Ended
                                                           January 3, 1999        January 4, 1998       January 5, 1997
Operating Activities:
Net loss                                                       $(7,124,187)           $(1,023,978)          $(3,296,046)
Adjustments to reconcile net loss to net cash
     used for operating activities-
 Depreciation and amortization                                     692,332                747,717               373,662
 Accrued product upgrade and restructuring costs                   846,876                     --                    --
 Change in operating items:
   Accounts receivable                                           2,471,657             (4,393,330)             (120,765)
   Inventories                                                   1,608,393               (591,815)           (2,596,021)
   Prepaid expenses and other                                       70,104                236,117              (348,991)
   Net assets of discontinued operation                                 --                     --              (163,931)
   Accounts payable                                                314,204                378,456               211,599
   Accrued expenses                                                160,291              1,477,288               571,541
   Deferred revenue                                               (202,089)              (547,156)              (13,333)
--------------------------------------------------------------------------------------------------------------------------
   Net cash used for operating activities                       (1,162,419)            (3,716,701)           (5,382,285)
--------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Purchase of property and equipment                              (1,118,974)              (886,829)             (556,120)
Loan to related party                                                   --                 92,175               (92,175)
--------------------------------------------------------------------------------------------------------------------------
 Net cash used for investing activities                         (1,118,974)              (794,654)             (648,295)
--------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds from issuance of common stock                             118,508             12,009,210               162,670
Proceeds from issuance of preferred stock                               --                     --             3,000,000
Net line of credit borrowings (repayments)                         681,981                     --            (1,160,000)
Net proceeds from notes payable                                         --                     --             4,735,952
Proceeds from notes payable to related parties                          --                     --             2,890,000
Payment of notes payable                                                --             (5,000,000)                   --
Payment of notes payable to related parties                             --             (1,350,000)           (1,540,000)
Payment of capitalized lease obligations                           (47,386)               (61,185)              (38,555)
--------------------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                         753,103              5,598,025             8,050,067
--------------------------------------------------------------------------------------------------------------------------
Change In Cash and Cash Equivalents                             (1,528,290)             1,086,670             2,019,487
Cash and Cash Equivalents, beginning of year                     3,218,759              2,132,089               112,602
--------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of year                         $ 1,690,469            $ 3,218,759           $ 2,132,089
==========================================================================================================================

Supplemental Cash Flow Disclosure:
Cash paid for interest                                         $    12,191            $   266,858           $   214,601
==========================================================================================================================

Noncash Investing and Financing Activities:
Property and equipment acquired under capital leases           $    87,700            $     7,154           $    68,558
==========================================================================================================================

Issuance of warrants                                           $        --            $        --           $   116,800
==========================================================================================================================

Net assets acquired/disposed of relating to
   Paragon (Note 1)                                            $        --            $        --           $   202,182
==========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements

1.   Nature of Business

     Operating Activities. FieldWorks designs, manufactures and provides professional services for rugged, portable computer platforms for use in demanding field environments. The Company's portable computing platforms have been designed to meet military standards for ruggedness and to function despite exposure to extreme temperature, mechanical shock, vibration and moisture. The Company's products have been designed with a modular system configuration that allows a user to easily upgrade the central processing unit, processor or any of the other technological components without purchasing a new computer. The Company's computing platforms are expandable through multiple expansion slots to provide a flexible electronic "toolbox" that can integrate a user's application-specific, multi-media and communications needs into one portable, rugged device.

     FieldWorks provides solutions to specific customers by providing business needs analysis, unique product designs, oversight of product implementation and support and maintenance services. FieldWorks provides professional services to evaluate the customer's current and potential needs to ensure the platform chosen is best suited for field requirements. FieldWorks aids in customizing hardware, software and design solutions to tailor its computer platforms, and provides training, specialized support and product upgrades to enhance customer productivity.

     The Company's future operations are dependent upon the attainment of certain objectives, including further penetration of vertical markets, enhancing professional services and system integration offerings and reducing operating expenses and production costs. Additionally, the attainment of these objectives is subject to the availability of sufficient cash and/or financing. Financing needs will be contingent upon demand for the Company's products, profitability, cash management operations and other factors.

     Merger With Paragon Technology, Incorporated and Subsequent Distribution. In August 1995, FieldWorks completed a merger agreement with Paragon Technology, Incorporated (Paragon), a Pennsylvania company engaged in software research and development. The merger was effected through a share-for-share exchange of 25,300 shares of FieldWorks' common stock for all of the outstanding shares of Paragon common stock and was accounted for as a pooling of interests.

     On November 11, 1996, the Company's board of directors approved the distribution of all of the issued and outstanding common stock of Paragon, as a dividend to Company shareholders of record as of November 15, 1996. All shares of Paragon stock were distributed prior to January 5, 1997. At January 5, 1997, the Company had a note receivable from Paragon of $92,175. This note was repaid in full on February 5, 1997.

     Paragon's results of operations for 1996 have been presented as a discontinued operation in the accompanying consolidated statements of operations. Revenues applicable to Paragon were approximately $183,000 for the period from January 1, 1996 to November 15, 1996.

2.   Summary of Significant Accounting Policies

     Fiscal Year. Beginning in fiscal 1996, the Company changed to a 52/53-week fiscal year. Fiscal years subsequent to 1996 end on the Sunday closest to December 31st. All references herein to "1998", "1997" and "1996" represent the 52-week fiscal year ended January 3, 1999, the 52-week fiscal year ended January 4, 1998, and the 53-week fiscal year ended January 5, 1997, respectively. The Company believes that this change does not affect comparability of the financial statements.

     Principles of Consolidation. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

     Earnings (Loss) Per Common Share. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) effective in the quarter and year ended January 4, 1998. SFAS No. 128 established accounting standards for computing and presenting earnings (loss) per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. No dilution for potentially dilutive securities is included. Diluted EPS is calculated using the treasury stock method and reflects the dilutive effect of outstanding options, warrants and other securities.

     In the Company's calculations, the impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding, except as follows, as the effect would be antidilutive.

     A reconciliation of EPS calculations under SFAS No. 128 is as follows:

                                         1998          1997          1996
-----------------------------------------------------------------------------
Net loss                             $(7,124,187)  $(1,023,978)  $(3,296,046)
=============================================================================
Weighted average common
   shares outstanding                  8,799,031     8,125,147     5,865,270
Effect of conversion of
   preferred stock                            --       117,287       576,923
-----------------------------------------------------------------------------
Common and common equivalent
   shares outstanding                  8,799,031     8,242,434     6,442,193
=============================================================================

Basic and diluted loss per share     $      (.81)  $      (.12)  $      (.51)
=============================================================================

     Cash and Cash Equivalents. Cash and cash equivalents consist of amounts held in the Company's checking accounts and money market funds with original maturities of 90 days or less. The carrying value of these instruments approximates fair value.

     Inventories. Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method, and consisted of the following:

                                  January 3, 1999  January 4, 1998
--------------------------------------------------------------------------------
Raw materials                          $2,478,662       $3,268,558
Work in process                           173,791          859,172
Finished goods                            748,291          881,407
--------------------------------------------------------------------------------
 Total                                 $3,400,744       $5,009,137
================================================================================

     Property and Equipment. Property and equipment are recorded at cost. Repair and maintenance costs which do not significantly extend the lives of the respective assets are expensed as incurred. Depreciation is computed using the straight-line method over the related assets' useful lives, ranging from two to seven years.

     Warranties. The Company provides a one-year warranty on its products from the date of sale. Warranty costs, including parts and labor, are estimated based on historical experience. These estimated costs are accrued in the period in which the related revenue is recognized. Actual warranty costs may differ from such estimates.

     Revenue Recognition. The Company recognizes product revenue, net of estimated returns, at the time of product shipment. Services revenue is recognized as earned. Revenues related to separately priced extended warranties sold to customers are recorded as deferred revenue and recognized over the periods covered by the extended warranties.

     Significant Customers and Export Sales. For the years ended January 3, 1999 and January 4, 1998, sales to one customer, Navistar International, represented 10% and 13%, respectively, of net sales. For the year ended January 5, 1997, there were no customers representing over 10% of net sales.

     Export sales by major location were as follows:

                                        1998        1997        1996
--------------------------------------------------------------------------------
Europe                            $3,988,000  $3,396,000  $2,087,000
Americas                             709,000   1,875,000     342,000
Middle East/Africa                   565,000     183,000     299,000
Asia                                 119,000     416,000     158,000
Australia                            120,000      93,000     154,000
Russia                               123,000          --     152,000
--------------------------------------------------------------------------------
                                  $5,624,000  $5,963,000  $3,192,000
================================================================================

     Research and Development. Research and development costs are charged to expense as incurred.

     Concentrations of Credit Risk. The Company's exposure to concentrations of credit risk relates primarily to trade receivables. This exposure is limited due to the large number of customers and their vast dispersion across several vertical markets and geographies. The Company controls potential credit risk by performing credit evaluations for all customers and requires letters of credit, bank guarantees and advance payments, if deemed necessary. Bad debt write-offs through 1998 have not been material.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods presented. Estimates are used for such items as allowances for doubtful accounts, inventory reserves, useful lives of property and equipment and warranty costs. Ultimate results could differ from those estimates.

3.   Product Upgrade and Restructuring Costs

     During the second quarter of 1998, the Company discontinued the 5000 Series I product line and introduced the Series II model, which offers expanded features and increased performance. In addition, the Company incurred costs related to internal restructuring and reorganization efforts, including employee severance and associated costs. The components of the product upgrade and restructuring charge were as follows:

Warranty and product upgrade costs                  $1,025,000
Employee severance and associated costs                447,530
--------------------------------------------------------------------------------
 Total                                              $1,472,530
================================================================================

     In addition, the Company recorded a $1.0 million inventory charge in the second quarter of 1998 relating to discontinuation of the 5000 Series I product line and other technological and market developments.

4.   Income Taxes

     The Company accounts for income taxes under the liability method, which requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences under enacted tax laws of temporary differences between the financial reporting and tax bases of assets and liabilities.

     A reconciliation of the Company's statutory tax rate to the effective rate is as follows:

                                           1998   1997   1996
--------------------------------------------------------------------------------
Federal statutory rate                       34%    34%    34%
State taxes, net of federal tax benefit       4      4      6
Valuation allowance                         (38)   (38)   (40)
--------------------------------------------------------------------------------
                                             --%    --%    --%
================================================================================

     As of January 3, 1999, the Company had approximately $10,200,000 of net operating loss carryforwards for federal income tax purposes that are available to offset future taxable income through the year 2013. Certain restrictions caused by the change in ownership resulting from sales of stock will limit annual utilization of the net operating loss carryforwards.

 The components of the Company's deferred tax asset are as follows:

                                           1998          1997          1996
--------------------------------------------------------------------------------
Net operating loss carryforwards    $ 4,112,000   $ 1,666,000   $ 1,760,000
Deductible differences                1,439,000     1,074,000       448,000
Valuation allowance                  (5,551,000)   (2,740,000)   (2,208,000)
--------------------------------------------------------------------------------
                                    $        --   $        --   $        --
================================================================================

5.   Line of Credit and Notes Payable

     Line of Credit. In November 1998, the Company entered into a two-year $3,000,000 line-of-credit agreement. Borrowings bear interest at the greater of 3% over prime or 9%. The borrowing base is 75% of eligible receivables plus the lesser of $600,000 or 30% of eligible inventory as defined in the agreement. The availability based on the borrowing base calculation was $1.7 million as of January 3, 1999. Personal validity guarantees were provided on accounts receivable by two executive officers of the Company. The agreement contains certain financial covenants, including profit/loss covenants for 1998 and 1999. The net loss limitation for the fourth quarter of 1998 was $500,000. The Company was out of compliance with the fourth quarter 1998 net loss limitation covenant, and has received a written waiver of default. For 1999, the agreement contains a covenant requiring cumulative year-to-date profit calculated on a quarterly basis. Outstanding borrowings under this line of credit were $682,000 at January 3, 1999 as a result of minimum borrowing levels specified in the agreement. The borrowings on the line-of-credit were invested in a money market account to recoup a portion of the minimum interest charges.

     The following information relates to this credit facility for 1998, since the inception of the agreement:

Maximum amount outstanding during the period                   $682,000
Average borrowings during the period                           $341,000
Weighted average interest rate during the period                  10.75%
Interest rate at end of year                                      10.75%

     Notes Payable. During December 1996, the Company raised approximately $4,684,000 through a private debt offering, net of $316,000 in offering costs. In connection with the notes, the Company issued five-year warrants for the purchase of 250,000 shares of common stock at an exercise price of $5.20. These notes were repaid in April 1997.

     In May through September 1996, the Company entered into certain unsecured short-term financing agreements with related and other parties, for a total of $2,890,000. Outstanding borrowings under these agreements were $1,350,000 at January 5, 1997 and were repaid in March 1997.

6.   Shareholders' Equity

     In March 1997, the Company completed an initial public offering (IPO) of 2,125,000 shares of common stock with proceeds of approximately $11.8 million, net of related offering costs. The Company used $6.4 million of the proceeds to repay bridge financing arrangements (see Note 5) and the remaining proceeds were used to fund capital expenditures and for working capital. In connection with the IPO, the Company granted warrants for the purchase of 212,500 shares to the underwriter. These warrants have an exercise price of $7.80 and expire in March 2002. At the completion of the IPO, the Company's articles of incorporation were amended to authorize 30 million shares of common stock, $.001 par value, and five million shares of undesignated preferred stock, $.001 par value.

     In July 1996, the Company sold 300,000 shares of Series A, $.001 par value convertible preferred stock (Preferred Stock) at $10 per share. The Preferred Stock was automatically converted into common stock upon consummation of the initial public offering at a rate of $5.20. The holder of the Preferred Stock was also granted warrants to purchase 46,154 shares of the Company's common stock at an exercise price of $5.20 per share. The warrants are exercisable through July 2001.

7.   Warrants

     Warrants to purchase 692,054 and 913,399 shares of the Company's common stock were outstanding at January 3, 1999 and January 4, 1998, respectively. The warrants are exercisable at prices ranging from $3 to $7.80 and are exercisable at various times through March 2002. In March 1997, warrants for the purchase of 81,345 shares at $1 per share were exercised.

8.   Stock Option and 401(k) Plans

     Stock Option Plan. In June 1994, the Company adopted the 1994 Long-Term Incentive and Stock Option Plan (the Plan). Under the Plan, options are granted at an exercise price equal to the fair market value of the common stock at the date of grant. Incentive stock options are granted to employees, and vest over varying periods not to exceed ten years.

     As of January 3, 1999, the Plan is authorized to issue up to 2,000,000 shares of common stock for such options. At January 3, 1999 and January 4, 1998, 192,977 and 124,476 shares were available for future grants.

     In December 1996, the Company's board of directors approved the Non-Employee Directors' Stock Option Plan (the Directors' Plan), which was approved at a shareholder meeting held on January 20, 1997. Under the Directors' Plan, each nonemployee director will receive 25,000 nonqualified options upon election and 10,000 options at each reelection date. The Directors' Plan authorizes the issuance of up to 300,000 shares of common stock for these options. At January 3, 1999, 190,000 shares were available for future grants.

     On August 7, 1998, the Board of Directors approved the repricing of all outstanding incentive stock options for non-director employees with an exercise price greater than $3.00. The new exercise price of such options is $2.3125, representing the fair market value of the Company's common stock on that date. A total of 301,400 options with exercise prices of $3.38 to $6.88 were cancelled and reissued under the terms described above.

     Shares subject to option are summarized as follows:

                                       Incentive   Weighted average     Non-qualified   Weighted average
                                   stock options     exercise price     stock options     exercise price
--------------------------------------------------------------------------------------------------------
Balance, December 31, 1995               343,000        $      1.77           100,000              $1.40
 Options granted                         320,900               5.25            57,500               5.00
 Options canceled                         (2,332)              3.57                --                 --
 Options exercised                        (5,668)              1.35           (35,000)              1.57
--------------------------------------------------------------------------------------------------------
Balance, January 5, 1997                 655,900               3.47           122,500               3.04
 Options granted                         449,800               5.33           181,000               6.07
 Options canceled                        (50,678)              5.40                --                 --
 Options exercised                       (31,422)              3.36           (30,000)              1.00
--------------------------------------------------------------------------------------------------------
Balance, January 4, 1998               1,023,600        $      4.19           273,500              $5.27
 Options granted                       1,170,900               2.54           106,750               3.63
 Options canceled                       (762,050)              5.05           (25,000)              5.13
 Options exercised                       (63,500)              1.05           (35,000)              1.57
--------------------------------------------------------------------------------------------------------
Balance, January 3, 1999               1,368,950        $      2.75           320,250              $5.14
========================================================================================================
 Options exercisable at:
 January 5, 1997                         471,103        $      2.92            81,217              $2.13
========================================================================================================
 January 4, 1998                         536,683        $      3.22           162,678              $4.82
========================================================================================================
 January 3, 1999                         534,000        $      2.54           241,500              $5.01
========================================================================================================

     Additional information regarding options outstanding at January 3, 1999 is as follows:

                                                                                        Weighted average
                                       Number of           Exercise  Weighted average          remaining
Type of option                           options        price range    exercise price   contractual life
--------------------------------------------------------------------------------------------------------
Incentive                                135,500        $1.00                $   1.00   0.3 years
Incentive                              1,113,700        $1.01-$3.00              2.48   6.0 years
Incentive                                119,750        $3.01-$5.00              4.71   3.1 years
--------------------------------------------------------------------------------------------------------
                                       1,368,950
========================================================================================================
Nonqualified                              56,750        $2.63-$3.00          $   2.73   7.5 years
Nonqualified                              92,500        $3.01-$5.00              4.58   8.1 years
Nonqualified                             171,000        $5.01-$6.50              6.24   7.8 years
--------------------------------------------------------------------------------------------------------
                                         320,250
========================================================================================================

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per common share would have been increased to the following pro forma amounts:

                                    1998          1997          1996
--------------------------------------------------------------------------------
Net loss
 As reported                 $(7,124,187)  $(1,023,978)  $(3,296,046)
 Pro forma                    (7,606,187)   (2,083,978)   (4,156,046)
Net loss per common share
 As reported                       $(.81)        $(.12)        $(.51)
 Pro forma                          (.86)         (.25)         (.65)

     The weighted average fair values of options granted were as follows:


                                  Incentive    Nonqualified
                              stock options   stock options
1998 grants                           $2.33           $3.24
1997 grants                            3.47            4.43
1996 grants                            3.87            4.46

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996:

                                            1998      1997       1996
--------------------------------------------------------------------------------
Risk-free interest rate                     4.80%     6.35%      6.59%
Expected life of incentive options       5 years   5 years    5 years
Expected life of nonqualified options    7 years   7 years   10 years
Expected volatility                          114%       72%        90%
Expected dividend yield                       --        --         --

     401(k) Profit-Sharing Plan. Effective January 1, 1996, the Company adopted a 401(k) profit-sharing plan (the 401(k) Plan) covering substantially all employees. Eligible employees may elect to defer up to 15% of their eligible compensation. In 1998, the Company accrued matching contributions of 50% on the first 4% of each plan participant's eligible contributions. Through January 3, 1999, the Company's matching contributions totaled approximately $68,000.

9.   Commitments and Contingencies

     Leases. The Company leases its current headquarters office facilities under an operating lease which expires September 30, 2004. The Company leased its previous office facilities under an operating lease which expires June 30, 1999. This facility has been subleased for the remaining period under lease. Total additional rentals to be received in future years are approximately $107,000. The Company also leases equipment under capital leases which expire at various dates through December 2002. Property and equipment under capital leases at January 3, 1999 totaled $105,800.

     The following is a schedule of future minimum lease payments as of January 3, 1999:

                                              Capital leases   Operating leases
--------------------------------------------------------------------------------
1999                                                $ 15,418           $608,000
2000                                                  44,774            505,000
2001                                                  37,024            462,500
2002                                                  30,853            482,500
2003                                                      --            482,500
Thereafter                                                --            442,000
--------------------------------------------------------------------------------
Total minimum capital lease payments                 128,069
Less--
   Amount representing interest                      (17,653)
   Current maturities                                (13,548)
--------------------------------------------------------------------------------
Noncurrent portion of minimum capital
   lease payments                                   $ 96,868
================================================================================

     Legal Proceedings. The Company is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, management believes that there is no pending legal proceeding against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's financial position, results of operations or cash flows.

10.  Quarterly Financial Data (Unaudited)

                               First Quarter           Second Quarter         Third Quarter         Fourth Quarter
(in thousands)                 1998        1997         1998       1997       1998        1997       1998      1997
--------------------------------------------------------------------------------------------------------------------
    Net sales               $ 5,386      $5,117      $ 3,834    $ 5,513    $ 4,412     $ 6,012    $ 6,370    $7,173
Gross profit                  2,172       2,059           72      2,188      1,443       2,365      2,115     2,583
Net income (loss)           $  (756)     $ (698)     $(4,194)   $  (305)   $(1,462)    $   (53)   $  (712)   $   32
====================================================================================================================
Basic and diluted loss
per common share              $(.09)      $(.10)       $(.48)     $(.04)     $(.17)      $(.01)     $(.08)   $   --
====================================================================================================================
Price range of common
 stock(1):
    High                      5 9/16     6 1/4        4         5 5/8       3 5/8       6 1/2     4 1/4      7 3/4
    Low                       3 3/8      4  3/4       2  1/4    3 11/32     1 9/16      4 1/16    2 9/16     5

(1) FieldWorks, Incorporated common stock is traded on the Nasdaq National Market System under the symbol "FWRX".




                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To FieldWorks, Incorporated:

     We have audited the accompanying consolidated balance sheets of FieldWorks, Incorporated (a Minnesota corporation) and Subsidiary as of January 3, 1999 and January 4, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FieldWorks, Incorporated and Subsidiary as of January 3, 1999 and January 4, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1999 in conformity with generally accepted accounting principles.

     ARTHUR ANDERSEN LLP
     Minneapolis, Minnesota,
     February 8, 1999

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To FieldWorks, Incorporated:

Our audits of the financial statements for FieldWorks, Incorporated for each of the three years in the period ended January 3, 1999 were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information on this page is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, in fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                    ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
February 8, 1999





SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               Balance at    Additions     Deductions-
Fiscal                                         Beginning     Charged to    Write-Offs     Balance at
Year                                           of Year       Expense       of Accounts    End of Year
----                                           -------       -------       -----------    -----------
1998         Allowance for Doubtful Accounts   384,600       1,600         116,400        269,800
             Accrued Severance and
             Restructuring Costs               0             447,500       431,400        16,100


1997         Allowance for Doubtful Accounts   201,400       236,500       53,300         384,600


1996         Allowance for Doubtful Accounts   110,600       91,500        700            201,400


                               INDEX TO EXHIBITS

Exhibit
   No                  Description
--------------------------------------------------------------------------------
3.1 Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the exhibit 3.1 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

3.2 Second Amended and Restated Bylaws of the Company (incorporated by reference to the exhibit 3.4 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

4.1 Form of Certificate for Common Stock (incorporated by reference to the exhibit 4.1 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.1 Form of Warrant to purchase Shares of Common Stock, including registration rights provisions (incorporated by reference to the exhibit
       10.1 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.2 Warrant, dated as of June 19, 1996, between the Company and Brightstone Capital, Ltd. (incorporated by reference to the exhibit 10.3 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.3   Form of Warrant (July 1996) (incorporated by reference to the exhibit
       10.6 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.4 Warrant, dated as of July 29, 1996, issued to Network General Corporation (incorporated by reference to the exhibit 10.8 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.5 Form of Warrant (September 1996) (incorporated by reference to the exhibit 10.12 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.6 Amendment to Warrant, dated October 15, 1996, between the Company and Brightstone Capital, Ltd. (incorporated by reference to the exhibit 10.13 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.7 Agreement to Extend Promissory Notes and Amendment to Warrants, dated as of October 15, 1996, between the Company and Brightstone Fund VI, Brightstone Fund VII and Brightstone Capital, Ltd. (incorporated by reference to the exhibit 10.14 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.8 Agreement to Extend Promissory Note and Amendment to Warrant, dated as of October 15, 1996, between the Company and Stephen L. Becher (incorporated by reference to the exhibit 10.15 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.9 Amendment to Warrant, dated as of October 15, 1996, between the Company and Brightbridge Fund I L.P. (incorporated by reference to the exhibit
       10.16 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.10  Form of Warrant (December 1996) (incorporated by reference to the exhibit
       10.19 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.11 Office/Warehouse Lease, dated May 10, 1994, by and between The Northwestern Mutual Life Insurance Company and the Company (incorporated by reference to the exhibit 10.20 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.12 Amendment to Lease, dated May 22, 1996, between the Company and The Northwestern Mutual Life Insurance Company (incorporated by reference to the exhibit 10.21 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.13 Lease Agreement dated April 7, 1995, by and between Ronald C. Devine and the Company (incorporated by reference to the exhibit 10.22 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.14 1994 Long Term Incentive and Stock Option Plan, as amended, including forms of option agreements (incorporated by reference to the exhibit
       10.24 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

Exhibit
   No                  Description
--------------------------------------------------------------------------------
10.15  Directors' Stock Option Plan (incorporated by reference to the exhibit
       10.25 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.16 Form of Mutual Confidentiality Agreement for use with third parties (incorporated by reference to the exhibit 10.26 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.17 Form of Employee Disclosure and Assignment Agreement (incorporated by reference to the exhibit 10.27 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.18 Form of OEM Agreement (incorporated by reference to the exhibit 10.28 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.19 Form of Sales Representative Agreement (incorporated by reference to the exhibit 10.29 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.20 Form of System Integrator Agreement (incorporated by reference to the exhibit 10.30 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.21 Form of Extended Limited Warranty Agreement (incorporated by reference to the exhibit 10.31 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.22 Lease Agreement, dated November 11, 1996, by and between OMNI Offices/Woodlawn Hills and the Company (incorporated by reference to the exhibit 10.32 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.23 Option Agreement, dated as of January 21, 1997, by and between the Company and David C. Malmberg (incorporated by reference to the exhibit
       10.33 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.24 Warrant dated March 25, 1997, issued to R.J. Steichen & Company (incorporated by reference to the exhibit 10.1 filed with the Company's Report on Form 10-Q for the fiscal quarter ended April 6, 1997)

10.25 Employment Agreement with Ronald E. Lewis dated September 18, 1997 (incorporated by reference to the exhibit 10.1 filed with the Company's Report on Form 10-Q for the fiscal quarter ended October 5, 1997)

10.26 Lease Agreement, dated May 16, 1997, by and between CSM Properties, Inc. and the Company (incorporated by reference to the exhibit 10.35 filed with the Company's Report on Form 10-K for the fiscal year ended January 4, 1998)

10.27 Addendum to Lease, dated as of December 30, 1997, between the Company and CSM Properties, Inc. (incorporated by reference to the exhibit 10.36 filed with the Company's Report on Form 10-K for the fiscal year ended January 4, 1998)

10.28 Sublease Agreement, dated November 6, 1997, by and between Golf Galaxy and the Company (incorporated by reference to the exhibit 10.37 filed with the Company's Report on Form 10-K for the fiscal year ended January 4, 1998)

10.29 Sublease Agreement, dated December 5, 1997, by and between LSC, Inc. and the Company (incorporated by reference to the exhibit 10.38 filed with the Company's Report on Form 10-K for the fiscal year ended January 4,
       1998)

10.30 Sublease Agreement, dated January 6, 1998, by and between Apartment Search and the Company (incorporated by reference to the exhibit 10.39 filed with the Company's Report on Form 10-K for the fiscal year ended January 4, 1998)

10.31 General Credit and Security Agreement, dated November 19, 1998, by and between Spectrum Commercial Services and the Company (filed herewith)

10.32 Promissory Note, dated November 19, 1998, by and between Spectrum Commercial Services and the Company (filed herewith)

21.1   Subsidiaries of the Company (incorporated by reference to the exhibit
       21.1 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

23.1   Consent of Arthur Andersen LLP (filed herewith)

27.1 Financial Data Schedule for the year ended January 3, 1999 (filed herewith)

99.1   Cautionary Statement (filed herewith)