Form 10-Q
period 1999-04-04
FIELDWORKS INC
filed 1999-05-14
CIK 912643

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

For the quarterly period ended April 4, 1999

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

Yes  [X]     No  [ ]


The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of May 11, 1999 was 8,873,426.

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                    FIELDWORKS, INCORPORATED AND SUBSIDIARY
                          Consolidated Balance Sheets

                                                                                 April 4,       January 3,
                                                                                  1999             1999
                                                                               ------------    ------------
                                       ASSETS                                  (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents .................................................   $       --      $  1,690,469
 Accounts receivable, net of allowance for doubtful accounts
  of $269,200 and $269,800, respectively....................................      4,924,396       3,930,366
 Inventories ...............................................................      4,530,047       3,400,744
 Prepaid expenses and other ................................................        109,449         121,780
                                                                               ------------    ------------
     Total current assets ..................................................      9,563,892       9,143,359
                                                                               ------------    ------------
PROPERTY AND EQUIPMENT:
 Computers and equipment ...................................................      1,808,201       1,620,455
 Furniture and fixtures ....................................................      1,109,895       1,109,895
 Leasehold improvements ....................................................        458,216         458,216
 Less: Accumulated depreciation ............................................     (1,582,930)     (1,393,342)
                                                                               ------------    ------------
     Property and equipment, net ...........................................      1,793,382       1,795,224
DEPOSITS AND OTHER ASSETS, net .............................................         17,198          17,385
                                                                               ------------    ------------
                                                                               $ 11,374,472    $ 10,955,968
                                                                               ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Line of credit ............................................................   $    503,452    $    681,981
 Accounts payable ..........................................................      3,184,976       1,804,186
 Accrued warranty and product upgrade ......................................      1,015,274       1,102,798
 Accrued compensation and benefits .........................................         77,656         376,932
 Other accrued liabilities .................................................        363,273         321,532
 Deferred revenue ..........................................................        761,309         765,184
 Current maturities of capitalized lease obligations .......................         35,686          13,548
                                                                               ------------    ------------
     Total current liabilities .............................................      5,941,626       5,066,161
CAPITALIZED LEASE OBLIGATIONS, less current maturities .....................         66,810          96,868
                                                                               ------------    ------------
     Total liabilities .....................................................      6,008,436       5,163,029
                                                                               ------------    ------------
SHAREHOLDERS' EQUITY:
 Common stock, $.001 par value, 30,000,000 shares authorized;
  8,871,426 and 8,823,926 issued and outstanding, respectively .............          8,871           8,824
 Common stock warrants .....................................................        150,640         150,640
 Additional paid-in capital ................................................     20,132,465      20,085,011
 Accumulated deficit .......................................................    (14,925,940)    (14,451,536)
                                                                               ------------    ------------
     Total shareholders' equity ............................................      5,366,036       5,792,939
                                                                               ------------    ------------
                                                                               $ 11,374,472    $ 10,955,968
                                                                               ============    ============


                  The accompanying notes are an integral part of these consolidated financial statements.

                    FIELDWORKS, INCORPORATED AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                For the Three Months Ended
                                                --------------------------
                                                 April 4,        April 5,
                                                   1999           1998
                                                -----------    -----------
NET SALES ..................................    $ 6,409,196    $ 5,385,802
COST OF SALES ..............................      4,346,279      3,213,521
                                                -----------    -----------
     Gross profit ..........................      2,062,917      2,172,281
                                                -----------    -----------
OPERATING EXPENSES:
  Sales and marketing ......................        974,444      1,439,604
  General and administrative ...............        711,728        836,435
  Research and development .................        853,004        708,930
                                                -----------    -----------
     Total operating expenses ..............      2,539,176      2,984,969
                                                -----------    -----------
     Operating loss ........................       (476,259)      (812,688)
INTEREST INCOME (EXPENSE) AND OTHER, net ...          1,855         56,507
                                                -----------    -----------
NET LOSS ...................................    $  (474,404)   $  (756,181)
                                                ===========    ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
 Net loss per common share .................    $      (.05)   $      (.09)
                                                ===========    ===========
 Weighted average common shares outstanding       8,832,294      8,765,615
                                                ===========    ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                    FIELDWORKS, INCORPORATED AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                For the Three Months Ended
                                                                --------------------------
                                                                 April 4,        April 5,
                                                                   1999            1998
                                                                -----------    -----------
OPERATING ACTIVITIES:
  Net loss .................................................    $  (474,404)   $  (756,181)
  Adjustments to reconcile net loss to net cash used for
    operating activities-
     Depreciation and amortization .........................        189,671        132,911
     Accrued product upgrade and restructuring costs .......        (87,524)          --
     Change in operating items:
        Accounts receivable ................................       (994,030)     2,187,226
        Inventories ........................................     (1,129,303)      (496,637)
        Prepaid expenses and other .........................         12,435        (60,562)
        Accounts payable ...................................      1,380,790       (266,541)
        Accrued expenses ...................................       (257,535)      (226,085)
        Deferred revenue ...................................         (3,875)       174,337
                                                                -----------    -----------
        Net cash provided by (used for) operating
           activities ......................................     (1,363,775)       688,468
                                                                -----------    -----------
INVESTING ACTIVITIES:
  Purchase of property and equipment .......................       (187,746)      (585,604)
                                                                -----------    -----------
     Net cash used for investing activities ................       (187,746)      (585,604)
                                                                -----------    -----------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ...................         47,501         83,100
  Net line of credit borrowings (repayments) ...............       (178,529)          --
  Payment of capitalized lease obligations .................         (7,920)       (17,321)
                                                                -----------    -----------
     Net cash (used for) provided by financing activities ..       (138,948)        65,779
                                                                -----------    -----------
CHANGE IN CASH AND CASH EQUIVALENTS ........................     (1,690,469)       168,643
CASH AND CASH EQUIVALENTS, beginning of period .............      1,690,469      3,218,759
                                                                -----------    -----------
CASH AND CASH EQUIVALENTS, end of period ...................    $      --      $ 3,387,402
                                                                ===========    ===========



SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for interest ...................................    $    18,666    $     2,121
                                                                ===========    ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                    FIELDWORKS, INCORPORATED AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.   Basis of Presentation:

     The accompanying unaudited consolidated financial statements of FieldWorks, Incorporated (FieldWorks or the Company), should be read in conjunction with the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K, for the fiscal year ended January 3, 1999. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   Inventories:

     Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method, and consisted of the following:

                                              April 4,    January 3,
                                                1999         1999
                                             ----------   ----------
Raw materials ............................   $2,989,509   $2,478,662
Work in process ..........................      752,891      173,791
Finished goods ...........................      787,647      748,291
                                             ----------   ----------
  Total ..................................   $4,530,047   $3,400,744
                                             ==========   ==========

3.   Initial Public Offering:

     In March 1997, the Company completed an initial public offering (IPO) of 2,125,000 shares of common stock with proceeds of approximately $11.8 million, net of related offering costs. The Company used $6.4 million of the proceeds to repay bridge financing arrangements and the remaining proceeds were used to fund capital expenditures and for working capital purposes. In connection with the offering, the Company issued warrants to the underwriter to purchase 212,500 shares of common stock at an exercise price of $7.80 per share. At the completion of the IPO, the Company's articles of incorporation were amended to authorize 30 million shares of common stock, $.001 par value, and five million shares of undesignated preferred stock, $.001 par value.

4.   Earnings (Loss) Per Share:

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128) effective in the quarter and year ended January 4, 1998. SFAS No. 128 establishes accounting standards for computing and presenting earnings (loss) per share (EPS). Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. No dilution for potentially dilutive securities is included. Diluted EPS is calculated using the treasury stock method and reflects the dilutive effect of outstanding options, warrants and other securities. In the Company's calculations, the impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding as the effect would be antidilutive. As a result, basic and diluted EPS are equal for all periods presented in the accompanying Consolidated Statements of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "expects," "intends," "estimates," "should," "may" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of new products, market acceptance of new products, technological obsolescence, dependence on third-party manufacturers and suppliers, risks associated with the Company's dependence on proprietary technology, and the long customer sales cycle. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. The Company's forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under the "Cautionary Statement" filed as Exhibit 99.1 to its Form 10-K for the year ended January 3, 1999.

Results of Operations

     The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:

                                            For the Three Months Ended
                                            --------------------------
                                               April 4,   April 5,
                                                 1999       1998
                                               --------   --------
Net sales .................................      100%       100%
Cost of sales .............................       68         60
                                                 ---        ---
  Gross profit ............................       32         40
Operating expenses:
  Sales and marketing .....................       15         27
  General and administrative ..............       11         15
  Research and development ................       13         13
                                                 ---        ---
     Total operating expenses .............       39         55
                                                 ---        ---
Operating loss ............................       (7)       (15)
Interest income (expense) and other, net ..        *          1
                                                 ---        ---
Net loss ..................................       (7)%      (14)%
                                                 ===        ===

*Less than .5%.

     Net Sales. The Company's net sales increased 19% from $5.4 million in the first quarter of fiscal 1998 to $6.4 million for the first quarter of fiscal 1999. The increase resulted from 50% higher sales volume of the 5000 Series Workstation as compared to the first quarter of 1998 due to significant customer contracts, offset by an 11% decrease in 7000 Series Workstation sales. Sales of the 5000 Series Workstations represented 47% and 43% of net sales for the quarters ended April 4, 1999 and April 5, 1998, respectively. Additionally, Professional Services revenue, including product upgrades, technical support and non-standard product sales accounted for $0.9 million in revenue for the first quarter of 1999. Professional services revenue was not reported separately during the first quarter of 1998. The Company has focused its marketing efforts on the transportation, public services and government/military markets with initial focus on service bay and data acquisition within the trucking industry. One customer, Ryder Transportation Services, represented $2.6 million of net sales for the first quarter of 1999 and two customers, Navistar International Transportation and Freightliner Corporation, represented $1.1 million and $0.6 million, respectively, in the first quarter of 1998.

     International sales decreased from 34%, or $1.8 million, of net sales for the first quarter of 1998 to 16%, or $1.0 million, for the first quarter of 1999. The 44% decrease from first quarter of 1998 was due to the level of significant contracts with domestic customers in the first quarter of 1999. The majority of international sales, approximately 75%, are in Europe. The Company believes that international sales will return to their historical level as a percentage of net sales, in the mid-20% range, for the remainder of 1999, with little impact on the Company's results of operations or liquidity.

     Gross Profit. Gross profit of $2.1 million for the first quarter of 1999 was comparable to $2.2 million for the first quarter of 1998. Gross profit, as a percentage of sales, was 32.2% and 40.3% for the first quarter of 1999 and 1998, respectively. Sales of the 5000 Series Workstation, which generally carry lower pricing and gross profit margins, represented a greater percentage of sales in the first quarter of 1999. Additionally, sales under high volume contracts, which include volume discounts, comprised a significant portion of sales for the first quarter of 1999. The Company's gross profit margin will fluctuate as a result of a number of factors, including mix of products sold, the proportion of international sales, large customer contracts and utilization of manufacturing capacity. The Company anticipates gross profit margins in the mid 30% range in the near future.

     Sales and Marketing. Sales and marketing expenses include salaries, sales commissions, travel, advertising, promotions and trade shows. In addition, these expenses include the technical support costs related to maintaining the Company's standard one year warranty on its products. Sales and marketing expenses decreased from $1.4 million or 27% of net sales for the first quarter of 1998 to $1.0 million or 15% of net sales for the comparable period in 1999. The decrease was due to a reduction in promotion and advertising expenses as vertical market strategies were developed, as well as other cost control initiatives. In addition, warranty expense decreased due to improved performance and reliability. The Company expects to expand its direct sales force and increase its promotion and marketing efforts through 1999 within its target markets of trucking, public services and government/military. Accordingly, increases in sales and marketing expenditures are anticipated in future periods.

     General and Administrative. General and administrative expenses include the Company's executive, finance, human resources, and information services departments. These expenses decreased slightly from $0.8 million, or 15% of net sales, for the quarter ended April 5, 1998, to $0.7 million, or 11% of net sales, for the quarter ended April 4, 1999. The Company anticipates holding the growth of general and administrative expenses to a level less than the growth of sales in the future.

     Research and Development. Research and development expenses are incurred in the design, development and testing of new or enhanced products and services and customized computing platforms. These costs are expensed as incurred. Research and development expenses increased slightly from $0.7 million or 13% of net sales during the first quarter of 1998 to $0.9 million or 13% of net sales for the first quarter of 1999. The increase was primarily due to the development of the 2000 Series Embedded Vehicle System and engineering support of customer-specific professional services. The 2000 Series, which is targeted at the transportation and public services markets, is scheduled for its first production in the second quarter of 1999. The Company expects research and development expenses to increase for the foreseeable future as it continues to expand its development efforts and solutions offerings. As a percentage of net sales, however, research and development expenses are expected to remain relatively stable.

     Interest Income (Expense) and Other, Net. Net interest income was approximately $57,000 for the first quarter of 1998 compared to net interest income of $2,000 for the comparable period in 1999. The decrease is due to an increase in interest expense related to the Company's line of credit. The Company will continue to draw on its line of credit to fund operations and anticipates recording net interest expense for the foreseeable future.

Liquidity and Capital Resources

     In March 1997, the Company completed an initial public offering of common stock and received net proceeds of $11.8 million from the sale of 2,125,000 shares. From the proceeds, the Company repaid $6.4 million of loans in 1997. There were no additional loans or credit facilities until November 1998, at which time the Company entered into a two-year $3.0 million line of credit agreement. Borrowings bear interest at the greater of 3% over prime or 9%. Borrowings were $0.5 million as of April 4, 1999, as compared to $0.7 million at January 3, 1999. The borrowing base consists of 75% of eligible receivables plus the lesser of $600,000 or 30% of eligible inventory as defined in the agreement. Availability based on the borrowing base calculation was $3.0 million as of April 4, 1999 and $1.7 million as of January 3, 1999. The agreement contains a covenant requiring cumulative year-to-date profit on a quarterly basis. The Company was out of compliance with the covenant as of April 4, 1999, and has received a verbal waiver of default. Failure to comply with this covenant in the future could result in default and accelerated repayment requirements

     Cash used for operating activities totaled $1.4 million for the first quarter of 1999. The Company's accounts receivable increased $1.0 million from $3.9 million at January 3, 1999 to $4.9 million at April 4, 1999, primarily due to timing of increased sales at the end of the quarter. Inventories increased $1.1 million to $4.5 million at April 4, 1999. This was mainly due to purchases for significant customer contracts and other anticipated sales in the first and second quarters of 1999.

     During the first quarter of 1999, the Company purchased $0.2 million of property, plant and equipment. The expenditures related primarily to manufacturing tooling expenditures for the 2000 Series Embedded Vehicle System. The Company anticipates tooling expenditures to increase in the foreseeable future, as it expands its product line offerings and enhances existing platforms, but anticipates overall property, plant and equipment expenditures to decrease slightly as compared to prior years due to no additional planned leasehold improvements.

     The Company anticipates that its line of credit, anticipated operating cash flows, and other potential financing sources should be sufficient to fund its cash flow needs in 1999. The Company may also seek additional equity or debt financing to fund expansion of products and service offerings. Cash requirements for periods during and beyond the next twelve months depend on demand for the Company's products, cash management operations and its rate of growth, among other factors. There can be no assurances that additional financing will be available, and if available, would be on terms favorable to the Company and would not be dilutive to existing shareholders.

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

     The Company's major internal information systems software was upgraded during the first quarter of 1998 to ensure year 2000 compliance and provide enhanced systems capabilities. The total cost of the implementation was $110,000. The Company plans to perform other minor upgrades to its software and hardware by the end of the third quarter of 1999. Approximately 65% of the expected costs associated with internal systems software alterations have been incurred to date. The Company's internal production processes and non-information systems software have been assessed and the Company believes these items are year 2000 compliant.

     Management believes its current products are year 2000 compliant and is offering updated configuration software for products shipped in prior periods. Notification to customers of the availability of updated software has occurred and re-notification of key customers will occur in the second quarter of 1999. Associated costs are expected to be under $100,000. Approximately 85% of the expected costs associated with ensuring that the Company's products are year 2000 compliant have been incurred to date.

     The source of funds for upgrades to internal software, production processes and previously sold products is existing operating cash flows. There are currently no other projects within the Company that are affected by the outlay of significant resources to ensure year 2000 compliance.

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

     The year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from the Company's vendors. Although the Company does not believe that the year 2000 issue will have a material impact on its business, financial position, results of operations or liquidity, it is uncertain what effect any failure of the Company's systems or its vendors' systems might have on its operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not utilize derivative or other financial instruments for hedging or speculative purposes, and accordingly, is not exposed to these types of market risk.

     The Company is subject to interest rate risk related to its outstanding line of credit borrowings and any existing money market or other investment amounts. The Company's line of credit bears interest at a rate based on the prime lending rate, and any money market investments also earn interest based on market rates. Based on current interest rate conditions, the Company does not believe that it is exposed to significant associated market risk.

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

     The following expenses were incurred in connection with the issuance and distribution of the securities:

                 Underwriters discount and commission             $   967,000
                 Expenses paid to underwriters                        276,000
                 Other expenses                                       809,000
                                                                  -----------
                 Total expenses                                   $ 2,052,000
                                                                  ===========

                 Net offering proceeds                            $11,760,000
                                                                  ===========


     All of the net offering proceeds had been used as follows as of April 4, 1999:

                 Construction of plant, building and              $   348,000
                 facilities
                 Purchase of machinery and equipment                1,509,700
                 Repayment of indebtedness                          6,597,000
                 Working capital                                    3,305,300
                                                                  -----------
                                                                  $11,760,000
                                                                  ===========

     All such amounts were direct payments to third parties.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the Company's first quarter ended May 2, 1999.

ITEM 5. OTHER INFORMATION

     None.

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

FIELDWORKS, INCORPORATED


Date:  May 17, 1999                          /s/ Karen L. Engebretson
                                       ------------------------------------
                                       Karen L. Engebretson, Vice President of
                                       Finance and CFO (as authorized officer
                                       and principal financial officer)