Form 10-Q
period 1999-07-04
FIELDWORKS INC
filed 1999-08-10
CIK 912643

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 1999

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

Yes [X]  No [ ]


The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of August 5, 1999 was 8,894,426.

-------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                     FIELDWORKS, INCORPORATED AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                                             July 4,       January 3,
                                                                                              1999             1999
                                                                                          -------------    ----------
                                        ASSETS                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents..........................................................    $         --    $  1,690,469
   Accounts receivable, net of allowance for doubtful
      accounts of $269,100 and $269,800, respectively.................................       3,171,848       3,930,366
   Inventories........................................................................       3,939,095       3,400,744
   Prepaid expenses and other.........................................................         117,171         121,780
                                                                                          ------------    ------------
         Total current assets.........................................................       7,228,114       9,143,359
                                                                                          ------------    ------------
PROPERTY AND EQUIPMENT:
   Computers and equipment............................................................       2,026,287       1,620,455
   Furniture and fixtures.............................................................       1,134,759       1,109,895
   Leasehold improvements.............................................................         458,216         458,216
   Less: Accumulated depreciation.....................................................      (1,763,118)
                                                                                          ------------    ------------
                                                                                                            (1,393,342)
         Property and equipment, net..................................................       1,856,144       1,795,224
DEPOSITS AND OTHER ASSETS, net........................................................          14,598          17,385
                                                                                          ------------    ------------
                                                                                          $  9,098,856    $ 10,955,968
                                                                                          ============    ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit.....................................................................    $    529,199    $    681,981
   Accounts payable...................................................................       2,007,877       1,804,186
   Accrued warranty and product upgrade...............................................         928,106       1,102,798
   Accrued compensation and benefits..................................................         280,108         376,932
   Other accrued liabilities..........................................................         352,351         321,532
   Deferred revenue...................................................................         778,504         765,184
   Current maturities of capitalized lease obligations................................          39,597          13,548
                                                                                          ------------    ------------
         Total current liabilities....................................................       4,915,742       5,066,161
CAPITALIZED LEASE OBLIGATIONS, less current maturities................................          59,677          96,868
                                                                                          ------------    ------------
         Total liabilities............................................................       4,975,419       5,163,029
                                                                                          ------------    ------------
SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value, 30,000,000 shares authorized;
     8,894,426 and 8,823,926 issued and outstanding, respectively.....................           8,894           8,824
   Common stock warrants..............................................................         150,640         150,640
   Additional paid-in capital.........................................................      20,155,441      20,085,011
   Accumulated deficit................................................................     (16,191,538)    (14,451,536)
                                                                                          ------------    ------------
         Total shareholders' equity...................................................       4,123,437       5,792,939
                                                                                          ------------    ------------
                                                                                          $  9,098,856    $ 10,955,968
                                                                                          ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                     FIELDWORKS, INCORPORATED AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                For the Three Months Ended       For the Six Months Ended
                                                                ---------------------------    ---------------------------
                                                                  July 4,         July 5,         July 4,         July 5,
                                                                   1999            1998            1999            1998
                                                                -----------     -----------    ------------    -----------
NET SALES ..................................................    $ 7,119,348     $ 3,833,969    $ 13,528,544    $ 9,219,771
COST OF SALES...............................................      5,210,601       3,761,768       9,556,880      6,975,289
                                                                -----------     -----------    ------------    -----------
         Gross profit.......................................      1,908,747          72,201       3,971,664      2,244,482
                                                                -----------     -----------    ------------    -----------
OPERATING EXPENSES:
     Sales and marketing....................................      1,497,508       1,424,294       2,471,952      2,863,898
     General and administrative.............................        842,416         746,093       1,554,144      1,582,528
     Research and development...............................        814,111         857,446       1,667,115      1,566,376
     Product upgrade and restructuring costs................             --       1,284,810              --      1,284,810
                                                                -----------     -----------    ------------    -----------
         Total operating expenses...........................      3,154,035       4,312,643       5,693,211      7,297,612
                                                                -----------     -----------    ------------    -----------
         Operating loss.....................................     (1,245,288)     (4,240,442)     (1,721,547)    (5,053,130)
INTEREST INCOME (EXPENSE) AND OTHER, net....................        (20,311)         46,429         (18,456)       102,936
                                                                -----------     -----------    ------------    -----------
NET LOSS ...................................................    $(1,265,599)    $(4,194,013)    $(1,740,003)   $(4,950,194)
                                                                ===========     ===========     ===========    ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
   Net loss per common share................................    $      (.14)    $      (.48)    $      (.20)   $      (.56)
                                                                ===========     ===========     ===========    ===========
   Weighted average common shares outstanding...............      8,876,745       8,799,427       8,854,519      8,782,521
                                                                ===========     ===========     ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                     FIELDWORKS, INCORPORATED AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                           For the Six Months Ended
                                                                         -------------------------------
                                                                           July 4,           July 5,
                                                                            1999               1998
                                                                         -----------        -----------
OPERATING ACTIVITIES:
     Net loss....................................................        $(1,740,003)       $(4,950,194)
     Adjustments to reconcile net loss to net cash used for
        operating activities-
          Depreciation and amortization..........................            369,859            295,211
          Accrued product upgrade and restructuring costs........           (174,692)         1,284,810
          Change in operating items:
               Accounts receivable...............................            758,518          4,068,805
               Inventories.......................................           (538,351)           771,121
               Prepaid expenses and other........................              7,313             62,547
               Accounts payable..................................            203,691           (392,319)
               Accrued expenses..................................            (66,004)          (435,054)
               Deferred revenue..................................             13,320            209,513
                                                                         -----------        -----------
               Net cash provided by (used for) operating activities       (1,166,349)           914,440
                                                                         -----------        -----------
INVESTING ACTIVITIES:
     Purchase of property and equipment..........................           (430,696)          (793,510)
                                                                         -----------        -----------
          Net cash used for investing activities.................           (430,696)          (793,510)
                                                                         -----------        -----------
FINANCING ACTIVITIES:
     Proceeds from issuance of common stock......................             70,500             95,500
     Net line of credit borrowings (repayments)..................           (152,782)                --
     Payment of capitalized lease obligations....................            (11,142)           (29,071)
                                                                         -----------        -----------
          Net cash (used for) provided by financing activities...            (93,424)            66,429
                                                                         -----------        -----------
CHANGE IN CASH AND CASH EQUIVALENTS..............................         (1,690,469)           187,359
CASH AND CASH EQUIVALENTS, beginning of period...................          1,690,469          3,218,759
                                                                         -----------        -----------
CASH AND CASH EQUIVALENTS, end of period.........................        $        --        $ 3,406,118
                                                                         ===========        ===========



SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid for interest......................................        $    45,489        $     3,961
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



2.   Inventories:

     Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method, and consisted of the following:

                                                     July 4,       January 3,
                                                      1999            1999
                                                   ----------      ----------
Raw materials..................................    $2,438,420      $2,478,662
Work in process................................       702,682         173,791
Finished goods.................................       797,993         748,291
                                                   ----------      ----------
     Total.....................................    $3,939,095      $3,400,744
                                                   ==========      ==========

3.   Earnings (Loss) Per Share:

     The Company presents earnings (loss) per share (EPS) data in accordance with the requirements of the Statement of Financial Accounting Standards No.
128. Under SFAS No. 128, basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. No dilution for potentially dilutive securities is included. Diluted EPS is calculated using the treasury stock method and reflects the dilutive effect of outstanding options, warrants and other securities. In the Company's calculations, the impact of common stock equivalents has been excluded from the computation of weighted average common shares outstanding as the effect would be antidilutive. As a result, basic and diluted EPS are equal for all periods presented in the accompanying Consolidated Statements of Operations.

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

Results of Operations

     The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:

                                                           For the Three Months Ended   For the Six Months Ended
                                                           --------------------------   ------------------------
                                                             July 4,        July 5,       July 4,       July 5,
                                                              1999           1998          1999          1998
                                                             -------        -------       -------       -------
Net sales.................................................     100%           100%          100%          100%
Cost of sales.............................................      73             98            71            76
                                                              ----           ----          ----         -----
     Gross profit.........................................      27              2            29            24
Operating expenses:
     Sales and marketing..................................      21             37            18            31
     General and administrative...........................      12             19            12            17
     Research and development.............................      12             22            12            17
     Product upgrade and restructuring costs..............      --             34            --            14
                                                              ----           ----          ----         -----
          Total operating expenses........................      45            112            42            79
                                                              ----           ----          ----         -----
Operating loss............................................     (18)          (110)          (13)          (55)
Interest income (expense) and other, net..................      *               1            *              1
                                                              ----           ----          ----         -----
Net loss..................................................     (18)%         (109)%         (13)%         (54)%
                                                              ====           ====          ====         =====

*Less than .5%.


     Net Sales. The Company's net sales increased 86% from $3.8 million in the second quarter of fiscal 1998 to $7.1 million for the second quarter of fiscal 1999 and increased 47% from $9.2 million in the first six months of 1998 to $13.5 million for the comparable period in 1999. The increase was partially due to significant customer contracts for the 5000 Series Workstation, offset by a slight decrease in sales of the 7000 Series Workstation. Unit volumes of the 5000 Series Workstation increased 285% from the second quarter of 1998 to the second quarter of 1999 and 126% from the first six months of 1998 to the comparable period in 1999. Unit volumes of the 7000 Series Workstation decreased 16% from the second quarter of 1998 to the second quarter of 1999 and 14% from the first six months of 1998 to the first six months of 1999. Sales of the 5000 Series Workstations represented 38% and 49% of net sales for the six months ended July 5, 1998 and July 4, 1999, respectively. Professional Services revenue, including product upgrades, technical support and non-standard product sales accounted for $0.9 million, or 13% of net sales, for the second quarter of 1999 and $1.8 million, or 13% of net sales, for the first six months of 1999. Professional services revenue was not reported separately during 1998. In addition, sales of the 2000 Series Mobile Embedded Vehicle System began at the end of the second quarter of 1999 primarily in the public safety sector.

     The Company has focused its marketing efforts on the transportation, public services and government/military markets with emphasis on service bay, mobile communications and test measurement/data acquisition applications. One customer, Ryder Transportation Services, represented over 10% of the Company's net sales or $3.2 million for the second quarter of 1999 and two customers, Freightliner Corporation and the United States Coast Guard, represented revenues of $0.8 million and $0.4 million, respectively, in the second quarter of 1998.

     International sales decreased from 28% of net sales, or $2.6 million, for the first six months of 1998 to 14% of net sales, or $1.9 million, for the second quarter of 1999. The decrease from the first six months of 1998 was due to the level of significant contracts with domestic customers in the comparable period of 1999 and order acceleration by international customers in late 1998. The majority of international sales, approximately 72%, are in Europe. The Company believes that international sales, as a percentage of net sales, will be in the mid-teen to 20% range for the remainder of 1999, with little impact on the Company's results of operations or liquidity.

     Gross Profit. Gross profit increased from $72,000, or 2% of net sales, for the second quarter of 1998 to $1.9 million, or 27% of net sales, for the second quarter of 1999. Gross profit increased from $2.2 million, or 24% of net sales, for the first six months of 1998 to $4.0 million, or 29% of net sales, for the first six months of 1999. Gross margin in 1998 was negatively impacted by an inventory writedown of $1.0 million. This writedown related to excess and obsolete inventory due to product changes in response to technological developments and market needs. In 1999, sales under high volume contracts, which include volume discounts, comprised a significant portion of sales for the first six months. Additionally, gross margin was negatively impacted by disposition of previously identified obsolete inventory of approximately $400,000 during the second quarter of 1999. Recovery on this inventory has been less than anticipated. The Company's gross profit margin will fluctuate as a result of a number of factors, including mix of products sold, the proportion of international sales, utilization of manufacturing capacity, large customer contracts (with the assorted volume discounts) and outsourcing expenses. The Company continues to evaluate contract manufacturers for outsourcing of work to reduce production costs, inventory and operating expenses. The Company anticipates gross profit margins in the low 30% range in the near future.

         Sales and Marketing. Sales and marketing expenses include salaries, sales commissions, travel, technical support and professional services personnel, advertising, promotions and trade shows. In addition, these expenses include the technical support costs related to maintaining the Company's standard one year warranty on its products. Sales and marketing expenses increased slightly from $1.4 million for the second quarter of 1998 to $1.5 million for the comparable period in 1999. As a percentage of net sales, sales and marketing expenses decreased from 37% for the second quarter of 1998 to 21% for the second quarter of 1999. In the first six months of 1998, sales and marketing expenses were $2.9 million and 31% of net sales as compared to $2.5 million and 18% of net sales in the first six months of 1999. The decrease was due to a reduction in promotion and advertising expenses as vertical market strategies were developed, as well as other cost control initiatives. In addition, warranty expense decreased due to component level repair and improved performance. The Company expects to expand its direct sales force and moderately increase its promotion and marketing efforts through 1999 within its target markets of trucking, public services and government/military. Accordingly, the Company anticipates increases in sales and marketing expenditures in future periods.

     General and Administrative. General and administrative expenses include the Company's executive, finance and administration, human resources, and information services departments. These expenses increased slightly from $0.7 million for the quarter ended July 5, 1998, to $0.8 million for the quarter ended July 4, 1999. As a percentage of net sales, general and administrative expenses decreased from 19% for the quarter ended July 5, 1998 to 12% for the quarter ended July 4, 1999. General and administrative expenses remained constant at $1.6 million for the first six months of 1998 and 1999 and represented 17% and 12% of net sales, respectively. The Company anticipates holding the growth of general and administrative expenses to a level less than the growth of sales.

     Research and Development. Research and development expenses are incurred in the design, development and testing of new or enhanced products and services and customized computing platforms. These costs are expensed as incurred. Research and development expenses decreased slightly from $0.9 million or 22% of net sales during the second quarter of 1998 to $0.8 million or 12% of net sales for the second quarter of 1999. Research and development expenses increased slightly from $1.6 million for the first six months of 1998 to $1.7 million for the comparable period in 1999. As a percentage of net sales, research and development expenses decreased from 17% for the first six months of 1998 to 12% for the first six months of 1999. The $0.1 million increase was primarily due to the development of new products, including the FieldWorks 2000 Series Mobile Embedded Vehicle System and engineering support of customer-specific applications. The Company expects research and development expenses to remain constant in dollar amounts for the foreseeable future as it finalizes its new product development efforts and expands its application solutions offerings. As a percentage of net sales, however, research and development expenses are expected to remain relatively stable or slightly decrease.

     Product Upgrade and Restructuring Costs. Product upgrade and restructuring costs were $1.3 million, or 34% of net sales, for the second quarter of 1998 with no comparable cost incurred in 1999. In 1998, these costs related to the discontinuation of the 5000 Series I Workstation, as well as other internal reorganization efforts.

     Interest Income (Expense) and Other, Net. Net interest income was approximately $46,000 for the second quarter of 1998 compared to net interest expense of $20,000 for the comparable period in 1999. Net interest income for the first six months of 1998 was $103,000 compared to net interest expense of $18,000 for the comparable period in 1999. The increase in interest expense is due to borrowings on the Company's line of credit. The Company will continue to draw on its line of credit to fund operations and anticipates recording net interest expense for the foreseeable future.

Liquidity and Capital Resources

     In November 1998, the Company entered into a two-year, $3.0 million line of credit agreement. Borrowings bear interest at the greater of 3% over prime or 9%. At July 4, 1999, the interest rate was 11%. Amounts outstanding were $0.5 million as of July 4, 1999, as compared to $0.7 million at January 3, 1999. The borrowing base consists of 75% of eligible receivables plus the lesser of $600,000 or 30% of eligible inventory as defined in the agreement. Availability based on the borrowing base calculation for accounts receivable only was $1.8 million as of July 4, 1999 and $1.7 million as of January 3, 1999. The agreement contains a covenant requiring cumulative year-to-date profit on a quarterly basis. The Company was out of compliance with the covenant as of July 4, 1999, and has requested a waiver of default. Failure to comply with this covenant in the future could result in default, interest rate increases and accelerated repayment requirements.

     Cash used for operating activities totaled $1.2 million for the first six months of 1999. The Company's accounts receivable decreased $0.7 million from $3.9 million at January 3, 1999 to $3.2 million at July 4, 1999, primarily due to timing of payments received in the second quarter of 1999. Inventories increased $0.5 million to $3.9 million at July 4, 1999. This was mainly due to purchases for anticipated sales.

     During the first six months of 1999, the Company purchased $0.4 million of property, plant and equipment. The expenditures related primarily to manufacturing tooling for the FieldWorks 2000 Series Mobile Embedded Vehicle System. Increases in tooling expenditures are expected in the foreseeable future, as new product line development is completed and existing platforms are enhanced. However, the Company's overall property, plant and equipment expenditures are expected to decrease slightly as compared to prior years due to no additional planned leasehold improvements.

     The Company is currently seeking additional equity or debt financing to fund expansion of products and service offerings. The Company anticipates that its line of credit, anticipated operating cash flows, and other potential financing sources should be sufficient to fund its cash flow needs at least for the remainder of 1999. Cash requirements for periods during and beyond the next twelve months depend on demand for the Company's products, cash management operations and its rate of growth, among other factors. There can be no assurances that additional financing will be available, or if it is available, that it would be on terms favorable to the Company and would not be dilutive to existing shareholders.

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

     The Company's major internal information systems software was upgraded during the first quarter of 1998 to ensure year 2000 compliance and provide enhanced systems capabilities. The total cost of the implementation was $110,000. The Company plans to perform other minor upgrades to its software and hardware by the end of the third quarter of 1999. Approximately 75% of the expected costs associated with internal systems software alterations have been incurred to date. The Company's internal production processes and non-information systems software have been assessed and the Company believes these items are year 2000 compliant.

     Management believes its current products are year 2000 compliant and is offering updated configuration software for products shipped in prior periods. Notification to customers of the availability of updated software has occurred. Associated costs are expected to be under $100,000. Approximately 95% of the expected costs associated with ensuring that the Company's products are year 2000 compliant have been incurred to date.

     The source of funds for upgrades to internal software, production processes and previously sold products is existing operating cash flows. There are currently no other projects within the Company that are affected by the outlay of significant resources to ensure year 2000 compliance.

     The Company's operations with respect to the year 2000 may also be affected by other entities with which the Company transacts business. The Company has requested documentation from its vendors regarding compliance, and will evaluate alternative courses of action for vendors who are not or will not be year 2000 compliant. To date, varying confirmations have been received from the Company's vendors. The Company has identified its critical vendors and is in the process of verifying which are currently year 2000 compliant. Contingency plans will be developed for all critical vendors by the end of the third quarter of 1999.

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

     The Company identified all critical, external entities by the end of the first quarter of 1999. Notification of these entities and determination of their year 2000 status occurred in the second quarter of 1999. The development of alternative plans, if necessary is to be completed by the end of the third quarter of 1999.

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

     Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An Annual Meeting of Shareholders was held on May 18, 1999. The shareholders voted on two matters: (1) to elect six directors, each of whom will serve until such director's successor shall have been elected and shall qualify or until such director's earlier death, resignation, removal or disqualification, and (2) to amend the Company's 1994 Long-Term Incentive and Stock Option Plan (the Plan) increasing the number of shares subject to the Plan from 2,000,000 to 2,500,000. The shareholders voted in favor of all matters by the following votes:

                                                 Votes         Votes
     Election of Board                            For         Withheld
     of Directors                              ---------      --------
                         Gary J. Beeman        7,849,190      118,800
                         James A. Bernards     7,865,250      102,740
                         Robert W. Heller      7,866,250      101,740
                         David C. Malmberg     7,866,050      101,940
                         Robert C. Szymborski  7,849,690      118,300
                         Richard J. York       7,865,050      102,940


                            Votes        Votes       Votes      Broker
                             For        Against    Abstained    Non Vote
                          ---------     -------     ------     ---------
   Amend the 1994
   Long-Term Incentive
   And Stock Option Plan  4,530,260     438,221     26,100     2,973,409

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

         Exhibit 3.3 Employment Agreement with David C. Mell, dated July 15, 1999 (filed herewith)

         Exhibit 27.1      Financial Data Schedule (filed herewith)

(b)      Reports on Form 8-K

         None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIELDWORKS, INCORPORATED


Date: August 10, 1999                          /s/ Karen L. Engebretson
                                        ----------------------------------------
                                        Karen L. Engebretson, Vice President
                                        of Finance and CFO (as authorized
                                        officer and principal financial officer)