Form 10-Q
period 1999-10-03
FIELDWORKS INC
filed 1999-11-16
CIK 912643

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-22221

                            FIELDWORKS, INCORPORATED
             (Exact name of registrant as specified in its charter)

             Minnesota                                     41-1731723
   (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                      Identification No.)


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

Yes [X]    No [ ]


The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of November 9, 1999 was 8,894,426.

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                            FIELDWORKS, INCORPORATED
                           Consolidated Balance Sheets

                                                                                            October 3,      January 3,
                                                                                               1999            1999
                                                                                          -------------     ----------
                                                                                          (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..........................................................    $  1,175,253    $  1,690,469
   Accounts receivable, net of allowance for doubtful accounts of $250,100 and
     $269,800, respectively...........................................................       3,756,684       3,930,366
   Inventories........................................................................       4,091,459       3,400,744
   Prepaid expenses and other.........................................................         489,922         121,780
                                                                                          ------------    ------------
         Total current assets.........................................................       9,513,318       9,143,359
                                                                                          ------------    ------------
PROPERTY AND EQUIPMENT:
   Computers and equipment............................................................       2,163,600       1,620,455
   Furniture and fixtures.............................................................       1,093,099       1,109,895
   Leasehold improvements.............................................................         435,813         458,216
   Less: Accumulated depreciation.....................................................      (1,888,993)     (1,393,342)
                                                                                          ------------    ------------
         Property and equipment, net..................................................       1,803,519       1,795,224
OTHER LONG TERM ASSETS, net...........................................................         133,879          17,385
                                                                                          ------------    ------------
                                                                                          $ 11,450,716    $ 10,955,968
                                                                                          ============    ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit.....................................................................     $ 1,009,631        $681,981
   Accounts payable...................................................................       2,974,894       1,804,186
   Accrued warranty and product upgrade...............................................         825,689       1,102,798
   Accrued compensation and benefits..................................................         518,969         376,932
   Other accrued liabilities..........................................................         322,857         321,532
   Deferred revenue...................................................................         850,164         765,184
   Current maturities of capitalized lease obligations................................          40,226          13,548
                                                                                          ------------    ------------
         Total current liabilities....................................................       6,542,430       5,066,161
NOTES PAYABLE:
   Notes payable......................................................................       3,000,000              --
   Less:  Discount on notes payable...................................................         882,000              --
                                                                                          ------------    ------------
         Notes payable, net...........................................................       2,118,000              --
CAPITALIZED LEASE OBLIGATIONS, less current maturities................................          49,070          96,868
                                                                                          ------------    ------------
         Total liabilities............................................................       8,709,500       5,163,029
                                                                                          ------------    ------------
SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value, 30,000,000 shares authorized; 8,894,426 and
     8,823,926 issued and outstanding, respectively...................................           8,894           8,824
   Common stock warrants..............................................................       1,010,922         150,640
   Additional paid-in capital.........................................................      20,186,658      20,085,011
   Accumulated deficit................................................................     (18,465,258)    (14,451,536)
                                                                                          ------------    ------------
         Total shareholders' equity...................................................       2,741,216       5,792,939
                                                                                          ------------    ------------
                                                                                          $ 11,450,716    $ 10,955,968
                                                                                          ============    ============



                  The accompanying notes are an integral part of these consolidated financial statements.

                            FIELDWORKS, INCORPORATED
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                For the Three Months Ended      For the Nine Months Ended
                                                                ---------------------------     --------------------------
                                                                 October 3,      October 4,      October 3,    October 4,
                                                                    1999            1998            1999          1998
                                                                -----------     -----------     -----------    -----------
NET SALES ..................................................    $ 4,784,431     $ 4,412,312     $18,312,977    $13,632,083
COST OF SALES...............................................      3,538,376       2,969,855      13,095,256      9,945,144
                                                                -----------     -----------     -----------    -----------
         Gross profit.......................................      1,246,055       1,442,457       5,217,721      3,686,939
                                                                -----------     -----------     -----------    -----------
OPERATING EXPENSES:
     Sales and marketing....................................      1,561,435       1,290,331       4,033,387      4,154,229
     General and administrative.............................        704,016         647,101       2,258,160      2,229,629
     Research and development...............................        818,526         813,435       2,485,641      2,379,811
     Restructuring and product upgrade costs................        399,978         187,720         399,978      1,472,530
                                                                -----------     -----------     -----------    -----------
         Total operating expenses...........................      3,483,955       2,938,587       9,177,166     10,236,199
                                                                -----------     -----------     -----------    -----------
         Operating loss.....................................     (2,237,900)     (1,496,130)     (3,959,445)    (6,549,260)
INTEREST INCOME (EXPENSE) AND OTHER, net....................        (35,821)         33,927         (54,277)       136,863
                                                                -----------     -----------     -----------    -----------
NET LOSS....................................................    $(2,273,721)    $(1,462,203)    $(4,013,722)   $(6,412,397)
                                                                ===========     ===========     ===========    ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
   Net loss per common share................................    $      (.26)    $      (.17)    $      (.45)   $      (.73)
                                                                ===========     ===========     ===========    ===========
   Weighted average common shares outstanding...............      8,894,426       8,809,497       8,867,821      8,791,513
                                                                ===========     ===========     ===========    ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                            FIELDWORKS, INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            For the Nine Months Ended
                                                                          ------------------------------
                                                                          October 3,         October 4,
                                                                             1999               1998
                                                                          -----------        -----------
OPERATING ACTIVITIES:
     Net loss....................................................         $(4,013,722)       $(6,412,397)
     Adjustments to reconcile net loss to net cash used for
        operating activities-
          Depreciation and amortization..........................             495,734            517,516
          Accrued product upgrade and restructuring costs........             399,978          1,010,001
          Non-cash consulting expense............................               9,500                 --
          Change in operating items:
               Accounts receivable...............................             173,682          3,513,723
               Inventories.......................................            (690,715)         1,063,111
               Prepaid expenses and other........................            (484,719)            50,265
               Accounts payable..................................           1,170,708           (182,012)
               Accrued expenses..................................            (533,725)          (313,269)
               Deferred revenue..................................              84,980            200,739
                                                                          -----------        -----------
               Net cash used for operating activities............          (3,388,299)          (552,323)
                                                                          -----------        -----------
INVESTING ACTIVITIES:
     Net purchases of property and equipment.....................            (503,946)        (1,044,948)
                                                                          -----------        -----------
          Net cash used for investing activities.................            (503,946)        (1,044,948)
                                                                          -----------        -----------
FINANCING ACTIVITIES:
       Proceeds from issuance of notes...........................           3,000,000                 --
     Proceeds from issuance of common stock......................              70,499            115,508
     Net line of credit borrowings (repayments)..................             327,650                 --
     Payment of capitalized lease obligations....................             (21,120)           (39,556)
                                                                          -----------        -----------
          Net cash provided by financing activities..............           3,377,029             75,952
                                                                          -----------        -----------
CHANGE IN CASH AND CASH EQUIVALENTS..............................            (515,216)        (1,521,319)
CASH AND CASH EQUIVALENTS, beginning of period...................           1,690,469          3,218,759
                                                                          -----------        -----------
CASH AND CASH EQUIVALENTS, end of period.........................         $ 1,175,253        $ 1,697,440
                                                                          ===========        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid for interest......................................         $    85,162        $     5,962
                                                                          ===========        ===========

NON CASH FINANCING ACTIVITIES:
     Issuance of warrants........................................         $   882,000        $        --
                                                                          ===========        ===========
     Expiration of warrants......................................         $    31,218        $        --
                                                                          ===========        ===========
     Non-cash consulting expense.................................         $     9,500        $        --
                                                                          ===========        ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                            FIELDWORKS, INCORPORATED
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

2.   Inventories:

     Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method, and consisted of the following:

                                                October 3,      January 3,
                                                   1999            1999
                                                ----------      ----------
Raw materials..............................     $2,873,011      $2,478,662
Work in process............................        499,253         173,791
Finished goods.............................        719,195         748,291
                                                ----------      ----------
     Total.................................     $4,091,459      $3,400,744
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

4.   Restructuring and Product Upgrade Costs:

     In 1999, the Company incurred restructuring costs due to severance charges from reorganizational efforts related to outsourcing certain aspects of the manufacturing and design of products. In 1998, these costs related to the discontinuation of the 5000 Series I Workstation, as well as other internal reorganization efforts.

5.   Issuance of Notes:

     In September 1999, the Company completed a private placement of $3.0 million in subordinated notes. The notes bear interest at 11% per annum and mature in September 2001. Noteholders also received warrants to purchase 1.5 million shares of common stock exercisable at $1.00 per share. The warrants are exercisable for five years, and were recorded at their estimated fair value at the date of issuance.

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

Results of Operations

     The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:

                                               For the Three Months Ended      For the Nine Months Ended
                                               --------------------------      -------------------------
                                                 October 3,    October 4,      October 3,    October 4,
                                                    1999           1998           1999          1998
                                                 ----------    ----------      ----------    ----------
Net sales.....................................       100%           100%          100%          100%
Cost of sales.................................        74             67            72            73
                                                     ---            ---           ---           ---
     Gross profit.............................        26             33            28            27
Operating expenses:
     Sales and marketing......................        33             29            22            30
     General and administrative...............        15             15            12            16
     Research and development.................        17             19            14            18
     Restructuring and product upgrade costs..         8              4             2            11
                                                     ---            ---           ---           ---
          Total operating expenses............        73             67            50            75
                                                     ---            ---           ---           ---
Operating loss................................       (47)           (34)          (22)          (48)
Interest income (expense) and other, net......        (1)             1            *              1
                                                     ---            ---           ---           ---
Net loss......................................       (48)%          (33)%         (22)%         (47)%
                                                     ===            ===           ===           ===

*Less than .5%.

     Net Sales. The Company's net sales increased 8% from $4.4 million in the third quarter of fiscal 1998 to $4.8 million for the third quarter of fiscal 1999 and increased 34% from $13.6 million in the first nine months of 1998 to $18.3 million for the comparable period in 1999. The year-to-date increase was partially due to significant customer contracts in the first six months of 1999 for the 5000 Series Workstation, offset by a decrease in sales of the 7000 Series Workstation due to customer anticipation of the 8000 Series Workstation, a technologically enhanced and updated product. Unit volumes of the 5000 Series Workstation decreased 16% from the third quarter of 1998 to the third quarter of 1999; however, the volumes increased 84% from the first nine months of 1998 to the comparable period in 1999 due to significant customer sales in the trucking industry. Unit volumes of the 7000 Series Workstation decreased 29% from the third quarter of 1998 to the third quarter of 1999 and 19% from the first nine months of 1998 to the first nine months of 1999. Sales of the 5000 Series Workstations represented 35% and 52% of net sales for the nine months ended October 4, 1998 and October 3, 1999, respectively. Sales of the FW2000 Series Embedded Vehicle Server were $0.8 million for the nine months ended October 3, 1999. Revenue of $0.7 million for the FW2000 Series during the third quarter of 1999 was less than anticipated due to initial production delays and supplier constraints. Production of the FW2000 began in mid-1999; therefore, there were no comparable sales in 1998. Professional Services revenue, including product upgrades, technical support and non-standard product sales accounted for $1.0 million, or 20% of net sales, for the third quarter of 1999 and $2.7 million, or 15% of net sales, for the first nine months of 1999. Professional services revenue was not significant in 1998.

     The Company has focused its marketing efforts on the transportation, public services and government/military markets with emphasis on service bay, mobile communications and test measurement/data acquisition applications. Two customers, John Deere Information Systems and Ryder Transportation Services, represented over 10% of the Company's net sales or $0.8 million and $0.7 million, respectively for the third quarter of 1999 and one customer, Navistar International, represented revenues of $0.5 million in the third quarter of 1998.

     International sales decreased from $3.5 million, or 26% of net sales, for the first nine months of 1998 to $2.7 million, or 15% of net sales, for the comparable period in 1999. The decrease in international sales for the first nine months of 1999 as compared to the same period in 1998 was due to the level of significant contracts with domestic customers and order acceleration by international customers in late 1998. Additionally, international customers are waiting for the enhanced 8000 Series Workstation which is currently in the pre-production testing phase. The majority of international sales, approximately 69%, are in Europe. The Company believes that international sales, as a percentage of net sales, will be in the mid-teen to 20% range for the remainder of 1999, with little impact on the Company's results of operations or liquidity.

     Gross Profit. Gross profit decreased from $1.4 million, or 33% of net sales, for the third quarter of 1998 to $1.2 million, or 26% of net sales, for the third quarter of 1999. Gross profit increased from $3.7 million, or 27% of net sales, for the first nine months of 1998 to $5.2 million, or 28% of net sales, for the first nine months of 1999. Gross margin for the first nine months in 1998 was negatively impacted by an inventory writedown of $1.0 million in the second quarter. This writedown related to excess and obsolete inventory due to product changes in response to technological developments and market needs. In 1999, sales under high volume contracts, which include volume discounts, comprised a significant portion of sales for the first nine months. Additionally, gross margin was negatively impacted by disposition of previously identified obsolete inventory during the first nine months of 1999. Recovery on this inventory has been less than anticipated resulting in additional write-off of $264,000. Gross margin was also negatively impacted by start-up costs associated with the introduction of the FW2000 Series. The Company's gross profit margin will fluctuate as a result of a number of factors, including mix of products sold, inventory obsolescence, the proportion of international sales, utilization of manufacturing capacity, large customer contracts (with the associated volume discounts) and outsourcing expenses.

     The Company has identified contract manufacturers for outsourcing of certain manufacturing activities and expects complete implementation in the first quarter of 2000. The Company will initially outsource the final assembly process with the intent of improving design for manufacturability. Final integration work will remain at the Company, as appropriate. The Company anticipates outsourcing will moderately reduce future material costs, inventory write-offs and operating expenses. The Company anticipates gross profit margins in the low 30% range in the near future.

     Sales and Marketing. Sales and marketing expenses include salaries, sales commissions, travel, technical support and professional services personnel, advertising, promotions and trade shows. In addition, these expenses include the labor and material costs related to maintaining the Company's standard one-year warranty on its products. Sales and marketing expenses increased from $1.3 million, or 29% of net sales, for the third quarter of 1998 to $1.6 million, or 33% of net sales, for the comparable period in 1999. This increase is a result of establishing the Professional Services organization and the writedown of demonstration equipment in 1999. In the first nine months of 1998, sales and marketing expenses were $4.2 million and 30% of net sales as compared to $4.0 million and 22% of net sales in the first nine months of 1999. The decrease in the nine-month period was due to a reduction in promotion and advertising expenses as vertical market strategies were developed, as well as other cost control initiatives. In addition, warranty expense decreased due to enhanced performance and specific component level repair. The Company plans to expand its sales force and resale channels and moderately increase its promotion and marketing efforts through 1999 within its target markets of transportation, public services and government/military. Accordingly, the Company anticipates an increase in sales and marketing expenditures in future periods.

     General and Administrative. General and administrative expenses include the Company's executive, finance and administration, human resources, and information services departments. These expenses increased from $0.6 million for the quarter ended October 4, 1998, to $0.7 million for the quarter ended October 3, 1999. As a percentage of net sales, general and administrative expenses remained constant at 15% for the quarters ended October 4, 1998 and October 3, 1999. General and administrative expenses increased slightly from $2.2 million for the first nine months of 1998 as compared to $2.3 million for the first nine months and 1999 and represented 16% and 12% of net sales, respectively. The increase is partially due to organizational changes resulting from outsourcing activities. The Company anticipates holding the percentage growth of general and administrative expenses to a level less than the growth of sales in the future.

     Research and Development. Research and development expenses are incurred in the design, development and testing of new or enhanced products, services and customized computing platforms. These costs are expensed as incurred. Research and development expenses remained constant at $0.8 million for the third quarters of 1998 and 1999. As a percentage of net sales, research and development costs were 19% and 17% for the third quarter of 1998 and 1999, respectively. Research and development expenses increased slightly from $2.4 million for the first nine months of 1998 to $2.5 million for the comparable period in 1999. As a percentage of net sales, research and development expenses decreased from 18% for the first nine months of 1998 to 14% for the first nine months of 1999. The $0.1 million increase was primarily due to the development of new products, including the FieldWorks 2000 Series Mobile Embedded Vehicle System and engineering support of customer-specific applications. The Company expects research and development expenses to remain constant or slightly increase in dollar amounts through the end of 1999 due to finalizing the 8000 Series Workstation and to remain stable in 2000 as product outsourcing is completed.

     Restructuring and Product Upgrade Costs. Restructuring and product upgrade costs were $0.2 million, or 4% of net sales, for the third quarter of 1998 as compared to $0.4 million, or 8% of net sales for the third quarter of 1999. Restructuring and product upgrade costs decreased from $1.5 million, or 11% of net sales, for the first nine months of 1998 to $0.4 million, or 2% of net sales, for the first nine months of 1999. In 1999, the costs were due to severance charges from reorganizational efforts related to outsourcing the manufacturing and design of products. In 1998, these costs related to the discontinuation of the 5000 Series I Workstation, as well as other internal reorganization efforts.

     Interest Income (Expense) and Other, Net. Net interest income was approximately $34,000 for the third quarter of 1998 compared to net interest expense of $36,000 for the comparable period in 1999. Net interest income for the first nine months of 1998 was $137,000 compared to net interest expense of $54,000 for the comparable period in 1999. The increase in interest expense is due to borrowings on the Company's line of credit. The Company will continue recording interest expense from both its line of credit and interest payments on its subordinated notes issued in September 1999. Additionally, financing costs of $882,000 related to warrants issued in September 1999 will be amortized over the next two years. The Company anticipates recording net interest expense for the foreseeable future.

Liquidity and Capital Resources

     In September 1999, the Company completed a private placement of $3.0 million in subordinated notes. The notes bear interest at 11% per annum and mature in September 2001. Noteholders also received warrants to purchase 1.5 million shares of common stock exercisable at $1.00 per share. The warrants are exercisable for five years, and recorded at their estimated fair value at the date of issuance.

     In November 1998, the Company entered into a two-year, $3.0 million line of credit agreement. Borrowings bear interest at the greater of 4% over prime or 9%. The interest rate changed from 3% over prime to 4% over prime in the third quarter of 1999 due to default on the Company's profitability covenant. At October 3, 1999, the interest rate was 12.25%. The line of credit balance was $1.0 million as of October 3, 1999, as compared to $0.7 million at January 3, 1999. The borrowing base consists of 75% of eligible receivables plus the lesser of $600,000 or 30% of eligible inventory as defined in the agreement. Availability based on the borrowing base calculation, including accounts receivable and inventory, was $2.5 million as of October 3, 1999 and was $1.7 million, including only accounts receivable, as of January 3, 1999. The agreement contains a covenant requiring cumulative year-to-date profit on a quarterly basis. The Company was out of compliance with the covenant as of October 3, 1999, and has received a written waiver of default. Failure to comply with this covenant in the future could result in default, interest rate increases and immediate repayment requirements.

     Cash used for operating activities totaled $3.4 million for the first nine months of 1999. The Company's accounts receivable decreased $0.1 million from $3.9 million at January 3, 1999 to $3.8 million at October 3, 1999 due to timing of payments received. Inventories increased $0.7 million to $4.1 million at October 3, 1999 due to purchases for anticipated sales and backlog on the FW2000 Series product.

     The Company purchased $0.5 million of property, plant and equipment during the first nine months of 1999. The expenditures related primarily to manufacturing tooling for vendors of the Company's FW2000 Series Mobile Embedded Vehicle System. The Company anticipates maintaining this level of expenditures in the foreseeable future, as new product line developments are completed and existing platforms are enhanced. However, the Company's overall property, plant and equipment expenditures are expected to decrease slightly as compared to prior years due to no additional planned leasehold improvements.

The Company anticipates that the proceeds from its issuance of subordinated notes, together with its line of credit, and anticipated operating cash flows, should be sufficient to fund its cash flow needs through the year 2000. Although to accelerate the Company's growth and enhance its product offering and market position, additional cash sources may be pursued. Cash requirements for future periods depend on demand for the Company's products, cash management operations, growth rate, and acquisition strategies, among other factors. There can be no assurances that additional financing, if needed, will be available, or if it is available, that it would be on terms favorable to the Company and would not be dilutive to existing shareholders.

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

     The Company's major internal information systems software was upgraded during the first quarter of 1998 to ensure year 2000 compliance and provide enhanced systems capabilities. The total cost of the implementation was $110,000. The Company plans to perform other minor upgrades to its software and hardware. Approximately 95% of the expected costs associated with internal systems software alterations have been incurred to date. The Company's internal production processes and non-information systems software have been assessed and the Company believes these items are year 2000 compliant.

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

     The Company's operations with respect to the year 2000 may also be affected by the readiness of other entities with which the Company transacts business. The Company has requested documentation from its vendors regarding compliance, and will evaluate alternative courses of action for vendors who are not or will not be year 2000 compliant. The Company has identified its critical vendors and is in the process of verifying which are currently year 2000 compliant. Contingency plans for all critical vendors have not yet been completed.

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

     The Company is subject to interest rate risk related to its outstanding line of credit and note borrowings and any existing money market or other investment amounts. The Company's line of credit bears interest at a rate based on the prime lending rate, and any money market investments also earn interest based on market rates. The Company's long-term notes bear interest at a fixed rate. Based on current interest rate conditions, the Company does not believe that it is exposed to significant associated market risk.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In September 1999, the Company completed a private placement of $3.0 million in subordinated notes. The subordinated notes were sold to accredited investors through the placement agent Dougherty Summit Securities LLC. The Company received $3.0 million in cash, less $240,000 in commission. Additionally, the Company granted 150,000 warrants to Dougherty Summit Securities LLC. The Company relied on an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended. Noteholders also received warrants to purchase 1.5 million shares of common stock exercisable at $1.00 per share. The warrants are exercisable for five years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         Exhibit 3.1 Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement filed on Form S-1, File No. 333-18335)

         Exhibit 3.2 Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement filed on Form S-1, File No. 333-18335)

         Exhibit 10.1 Compensation agreement with David C. Malmberg (filed herewith)

         Exhibit 10.2 Consulting agreement with Robert W. Heller (filed herewith)

         Exhibit 10.3 Form of Subscription and Note Purchase Agreement, Form of Subordinated Promissory Note, Form of Warrant to Purchase Shares of Common Stock (filed herewith)

         Exhibit 10.4 Common Stock Warrant Agreements with Dougherty Summit Securities LLC dated September 7, 1999; September 23, 1999; and September 30, 1999 (filed herewith)

         Exhibit 10.5 First Amendment to General Credit and Security Agreement with Spectrum Commercial Services, dated August 20, 1999 (filed herewith)

         Exhibit 27.1   Financial Data Schedule (filed herewith)

(b)  Reports on Form 8-K

     None.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIELDWORKS, INCORPORATED


Date: November 16, 1999                /s/ Karen L. Engebretson
                                       ----------------------------------------
                                       Karen L. Engebretson, Vice President
                                       of Finance and CFO (as authorized
                                       officer and principal financial officer)