Form 10-K
period 2000-01-02
FIELDWORKS INC
filed 2000-04-03
CIK 912643

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    for the fiscal year ended January 2, 2000

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                               Title of each class
--------------------------------------------------------------------------------
                                      None
                                   41-1731723
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

                                      55344
--------------------------------------------------------------------------------
                                   (Zip Code)

                    Name of each exchange on which registered
--------------------------------------------------------------------------------
                                      None

                                 (952) 974-7000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 29, 2000 as reported on the Nasdaq National Market, was approximately $28,352,820. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of March 29, 2000 was 8,894,426.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders to be held May 15, 2000 are incorporated by reference in Part III.

                                     PART I

ITEM 1. BUSINESS

The Company. FieldWorks, Incorporated ("FieldWorks" or "the Company") was incorporated in Minnesota in 1992 and began as a company dedicated to the development and sale of rugged mobile computing platforms. Over the past several years, the Company has evolved its strategy to focus on designing and providing complete customer-specific field technology solutions. The Company believes that its strongest opportunity for growth and differentiation is integrating FieldWorks hardware together with open architecture software, both Company-designed and externally sourced where available.

     The Company's solutions address business needs in a wide variety of rugged applications in the trucking, field technology, heavy equipment and public service markets. Complete solutions can include hardware, software, peripherals, service and support--thus, FieldWorks is a sophisticated systems supplier and integration company. The Company also offers customers a high level of end-user industry expertise in service and support. FieldWorks' professional services capabilities include consultation and/or management of solution conceptualization, design, development, implementation and support.

     Platforms are designed for demanding field environments, meeting military standards for shock, vibration, moisture and temperature extremes. Features include daylight-readable color displays and a pointing device that is impervious to dirt and can be used with a glove. The Company's platforms also offer a high level of expandability. Expansion paths include desktop-like ISA and PCI expansion slots, PC card slots, serial ports, universal serial bus and custom modules. As a result, all platforms are flexible "electronic toolboxes" that integrate the end-user's application-specific tools and technologies into one custom, rugged mobile solution. Lastly, because of their modular system architecture, the Company's platforms can be upgraded to incorporate new central processing units, display technologies and peripheral technologies, such as wireless communication. Such upgradeability contributes to a long solution life span and reduces the total cost of ownership for the customer.

The Field Solutions Market. Due to technological advances over the past several years, organizations have become increasingly dependent on mobile computing and communications devices, such as portable computers, pagers and cellular telephones, to enhance workforce productivity. Organizations are increasingly seeking to computerize field personnel. Such computerization can provide sophisticated field diagnostic and analytic capabilities, enhance field access to data and on-line information, eliminate paperwork and improve communication.

     Industries such as trucking, field technologies, heavy equipment and public services have recognized the need for computerization and automation in the field. However, the effectiveness of field force computerization and automation efforts has often been limited by the nature of the products that have been available. Solutions are now required for use in the field to perform a wide range of tasks, but both off-the-shelf, consumer portable computers and custom-designed portable computers have significant shortcomings that limit their use by field personnel. In part as a result of these limitations, some companies still prefer to employ only single-purpose diagnostic and data collection machines in the field, foregoing the benefits of full computerization.

     The field force automation markets for the Company's products consist of those businesses and other entities that are seeking effective mobile platforms for field personnel and functions. Users of the Company's field computing platforms and their demands vary widely, and include: (i) transportation/trucking, which requires diagnostic service applications in a single PC-based tool with integrated software modules and hardware peripherals,
(ii) utilities and telecommunications test crews, which require electronic toolboxes that can perform data acquisition, diagnostic, communications and analysis tasks to expedite installation, repair and troubleshooting, (iii) public safety personnel, which use computers as mobile data terminals that link into central dispatch, and (iv) the military, which needs mobile units capable of withstanding battlefield conditions chiefly for communication and field data acquisition purposes. FieldWorks has focused on service bay, test and measurement, and mobile communication solutions for trucking, public services (which includes police, fire and utility companies), heavy equipment and government/military industries.

Strategy. The Company's vision is to be "THE field solutions company". To be the worldwide leader in providing solutions for demanding field environments, the Company's strategy consists of the following key components:

     Penetrate Key Vertical Markets. The Company mainly targets key vertical markets including trucking, public services, heavy equipment and government/military. The Company develops specialized product features and functions to address the special needs of a particular vertical market and provides consultation services to support the requirements of its customers. The Company's strategy is to be a key provider of information tools and services to facilitate standardization in service bay, test and measurement and mobile communication applications. Applications addressed by the company are typically characterized by the opportunity to sell significant units based on a single application solution.

     Enhance Solutions and Professional Services Offerings. The Company intends to position itself as a professional service and system integration company whose uniqueness is its market application expertise and customer support regarding the use of the technology it provides. In 1998, the Company established a professional services organization focused on this initiative.

     Reduce Product Costs. The Company is in the final stages of outsourcing work where value is not recognized and rewarded by its customers. Specifically it has partnered with two outsource manufacturers who will be performing the procurement and manufacturing process for the Company's products. Additionally, the Company is focused on product cost reductions through significant product re-design initiatives incorporating embedded systems in the design. It is anticipated that these initiatives, along with outsourcing will reduce overall product costs, improve inventory management and enhance the Company's competitive position.

Solution Platform Series. The Company's solution platform series consist of the following:

     8000 Series Field WorkStation(R) Platform. The 8000 Series is the next generation platform replacing the flagship 7000 Series platform. The Company will continue to market the 7000 Series while supplies last and expects to be in full production of the 8000 Series by the second quarter of 2000. The 8000 Series offers significant expansion capacity and is targeted at the high end of the rugged field computing platform market. The structure of this rugged portable workstation platform is based on a high-strength cast magnesium alloy external housing. Internal components that are sensitive to shock and vibration are contained within this housing and isolated with special tuned shock absorbing polymers, while a shock absorbing bushing system suspends all drives and the CPU. The 8000 Series incorporates the Company's backplane/card cage design, which provides up to six ISA/PCI expansion card slots within the housing, permitting the integration of instrumentation, data acquisition, test and measurement and communications capabilities. Also contained within the housing are PCMCIA expansion capability, integrated AC/DC power, battery capability, desktop ISA/PCI slots, integrated CD-ROM, and an optional dual removable hard drive system. The 8000 Series is targeted at test and measurement and data acquisition applications primarily within field technology / military markets.

     5000 Series Field WorkStation(R) Platform. The 5000 Series is a smaller, more lightweight toolbox with less expandability. The structure of this notebook computing platform is based on an internal frame cast from a high-strength magnesium alloy. The skeleton and rubber coating protect internal sub-systems from shock and vibration. Virtually all of the electronics of the 5000 Series are contained in a "technology module" that has been designed for easy removal, making it possible for customers to service the units themselves and simplifying upgrades. In addition, all 5000 Series platforms have four universal bays in two sizes. The two larger bays can house batteries, CD-ROM and DVD drives, hard drives or floppy drives. The two smaller bays can house removable drives and/or PCMCIA slots. Sales of the 5000 Series are primarily focused on service bay applications within the trucking and heavy equipment markets.

     2000 Series Mobile Data Server (MDS). A new solution platform available in the third quarter of 1999, FieldWorks' MDS is a three-piece onboard vehicle computer that includes a server component, a high-bright display and a back-lit keyboard. FieldWorks--along with original equipment manufacturers (OEMs) and systems integrators--can customize the system by adding wireless technology, Global Positioning System (GPS) technology, data radios and other devices through two embedded PC card slots and three open serial ports. Via cabling, the floppy and CD-ROM devices can be connected to the server, which can then be mounted in a remote location up to 15 feet away. The MDS is ideally suited for fixed in-vehicle computing and communication applications including logistics management. Application examples include computer-aided dispatch and Geographic Information Systems/Global Positioning System mapping and are targeted for sale within the public services, trucking and military markets.

Professional Services. The Company differentiates itself by providing value-added solutions and services along with the products it sells to gain a competitive advantage in the rugged mobile computing market. The Company maintains a professional services and support program for the benefit of its customers, including consulting relating to workflow and business needs assessment, product application, technical support, project management, product implementation and troubleshooting on post-installation questions. The Company provides a standard one-year warranty program under which the Company agrees to diagnose, repair and test any product, and also offers limited warranty programs for extended periods. The Company also provides replacement unit pools for large volume customers to minimize downtime. Software integration, including loading and testing of multiple software applications, can be provided to manage potential communications conflicts. The Company can also provide on-site product training and consultation services tailored to customer requirements.

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

Manufacturing. The Company has partnered with two contract manufacturers for outsourcing of manufacturing activities and will complete implementation and transition in the first quarter of 2000. The Company will initially outsource the final assembly process for the hardware platform with the intent of improving design for manufacturability and inventory management. Final integration work will remain at the Company, as deemed appropriate, which enables the Company to provide computing platforms and services that satisfy each customer's specific field requirements.

     The Company employs extensive quality control systems and has a quality assurance department. The Company received ISO 9001 quality assurance certification in March 1996 and was re-certified in January 1999.

Sales and Marketing / Customers. The Company's sales and marketing efforts are focused on channels specific to each of its vertical markets. The Company's direct sales force focuses its efforts on establishing and maintaining relationships with large-volume key accounts. Other segments of the market are addressed by sales through value-added resellers and systems integrators that typically sell systems that have been configured for specific end-user applications through the addition of hardware, software or services. Resellers and integrators generally target large- to mid-size accounts, with the exception of military integrators, or prime contractors, which target large military accounts. Additionally, the Company sells platforms to the U.S. government via the General Services Administration (GSA) schedule.

     FieldWorks' sales strategy is to partner with key-account customers to identify the customers' workflow requirements and then design and develop customer-specific solutions that FieldWorks can later package and standardize for sale to large, mid and mass accounts. Professional services are tailored to unique customer requirements.

     For international sales, the Company maintains a network of international distributors. To date, the Company's international sales have been principally in Europe.

     For the year ended January 2, 2000, sales in excess of 10% of total revenues included one customer, Ryder Transportation Services, which represented 26% of net sales. In 1998 and 1997, sales to Navistar International represented 10% and 13% of net sales, respectively.

Backlog. The Company believes that backlog is not a meaningful indicator of its future business prospects due to the potentially long customer sales cycle and significant variations in the size and delivery schedules of orders received by the Company. As a result, the Company does not believe that backlog at any particular date is necessarily indicative of future results.

Competition. The Company believes that it currently occupies a niche in the field force automation market because it is unique in providing field solutions platforms as well as services. The Company's platforms face direct competition from companies producing portable computers intended for field use such as Dolch Computer Systems; Getac Corp.; Itronix Corp.; Kontron Elektronik Corp.; Paravant Computer Systems, Inc.; Motorola, Inc.; Melard Technologies, Inc.; WPI Husky Computers Inc.; Intermec Technologies Corp. and Panasonic Personal Computer Company. The Company believes its primary competitive factors relate to product design and feature differentiation, product pricing, functionality, product dimensions and technology enhancements. To the extent the Company and its direct competitors expand and develop this market niche, other manufacturers may turn their attention to this niche and begin to develop products and services directly competitive with those offered by the Company. The Company's computing platforms also face indirect competition from a variety of different companies and products, including consumer portable personal computers, customized portable personal computers and single-purpose diagnostic and data collection instruments.

Research and Development. The Company designs, in conjunction with outside engineering sources, many of the aspects and components of its computing platforms and software applications. The Company believes that its efforts in this area have provided it with advantages and the Company intends to continue to focus research and development efforts on expanded products and services incorporating embedded systems that address broader customer preferences by providing a greater range of expandability, features and price. The Company's research and development efforts also involve developing customized solutions for its customers who have unique, specialized requirements. Significant product re-design initiatives are underway with outside engineering sources with the specific intent of product cost reduction. Research and development expenses were $1.9 million in 1997, $3.2 million in 1998 and $3.4 million in 1999.

Intellectual Property. The Company uses the following marks in connection with its products: FieldWorks, FieldWorks with Design, Field MousePad, Field WorkStation, and Technology Module. Registrations have been issued in the U.S. Patent and Trademark Office with respect to FieldWorks with Design, Field MousePad, Field WorkStation and Technology Module. FieldWorks with Design is registered on the Principal Register. The remaining registrations are registered on the Supplemental Register. Supplemental Registrations do not confer the same rights as Principal Registrations. Specifically, Supplemental Registrations do not serve as prima facie evidence of the validity of the registered mark, the registration of the mark, the registrant's ownership of the mark, or the registrant's exclusive right to use the mark. In addition, the filing date of the application does not confer any right of priority and does not constitute notice of the registrant's claim of ownership of the mark. The Company is aware that there are third parties that have claimed and may claim superior rights, in certain territories in the United States, to the use of certain of the marks in which the Company claims rights.

Employees. As of January 2, 2000, the Company employed 114 full-time employees, of whom 36 were engaged primarily in operations, 34 were engaged primarily in sales and marketing, 24 were engaged primarily in engineering and research and development, and 20 were engaged primarily in administration. The Company also employs part-time, temporary employees, and contract employees, as necessary. No employees are represented by any labor union or other collective bargaining unit. The Company believes that its relations with its employees are good.


ITEM 2. PROPERTIES

The Company's main operations are conducted in Eden Prairie, Minnesota, at a leased site of approximately 53,000 square feet. The lease term is November 1998 through November 2004. Due to outsourcing certain aspects of design and manufacturing, the Company is looking at sublease alternatives for its current site. The Company's main operations had previously been conducted at another leased site of approximately 24,000 square feet in Eden Prairie, Minnesota. This space, the lease for which expired in June 1999, was subleased for the period after the Company relocated to its current location.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the Company's fourth quarter ended January 2, 2000. A special shareholders' meeting was held on February 7, 2000. See Item 14(b) Reports on Form 8-K.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information. The following financial data is filed as part of this report: Footnote #10 in the Notes to Consolidated Financial Statements, Page 33.

Shareholders. As of March 29, 2000, there were 156 holders of record of the Company's Common Stock.

Dividends. The Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future. Any such payment would require prior approval under the Company's current line of credit agreement and Securities Purchase Agreement with Industrial-Works Holding Co., LLC, a wholly owned subsidiary of Glenmount International LP.

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

ITEM 6. SELECTED FINANCIAL DATA

Selected Consolidated Statements of Operations Data:

                                                                           Year Ended
-------------------------------------------------------------------------------------------------------------------
                                                   January 2,  January 3,  January 4,  January 5, December 31
(in thousands, except  per share amounts)                2000        1999        1998        1997        1995
Net sales                                             $25,329     $20,002     $23,815     $13,111      $8,242
Cost of sales                                          17,950      14,200      14,620       7,930       4,777
-------------------------------------------------------------------------------------------------------------------
   Gross profit                                         7,379       5,802       9,195       5,181       3,465
Operating expenses:
   Sales and marketing                                  5,633       5,482       5,043       3,616       1,726
   General and administrative                           2,998       2,915       3,034       2,232       1,169
   Research and development                             3,414       3,214       1,884       1,896         948
   Product upgrade and restructuring costs                400       1,473          --          --          --
-------------------------------------------------------------------------------------------------------------------
      Total operating expenses                         12,445      13,084       9,961       7,744       3,843
-------------------------------------------------------------------------------------------------------------------
Operating loss                                         (5,066)     (7,282)       (766)     (2,563)       (378)
Interest expense and other, net                          (314)        158        (258)       (356)        (69)
-------------------------------------------------------------------------------------------------------------------
Net loss from continuing operations                    (5,380)     (7,124)     (1,024)     (2,919)       (447)
Loss from discontinued operation(1)                        --          --          --        (377)       (180)
-------------------------------------------------------------------------------------------------------------------
Net loss                                              $(5,380)    $(7,124)    $(1,024)    $(3,296)     $ (627)
-------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per common share:
   Net loss per common share from
      continuing operations                           $  (.61)    $  (.81)    $  (.12)    $  (.45)     $ (.07)
   Loss per common share from
      discontinued operation(1)                            --          --          --        (.06)       (.03)
-------------------------------------------------------------------------------------------------------------------
   Net loss per common share                          $  (.61)    $  (.81)    $  (.12)    $  (.51)     $ (.10)
-------------------------------------------------------------------------------------------------------------------
Weighted average common shares outstanding              8,874       8,799       8,242       6,442       6,131
-------------------------------------------------------------------------------------------------------------------

Selected Consolidated Balance Sheet Data:


                                       January 2,  January 3,  January 4,  January 5,December 31,
(in thousands, except  per share amounts)    2000        1999        1998        1997        1995
Cash and cash equivalents                 $    87    $  1,690     $ 3,219     $ 2,132     $   113
Working capital                             1,829       4,077      11,517       1,042       1,685
Total assets                               12,014      10,956      16,120       9,906       4,559

Notes payable, net                          2,228          --          --          --          --
Capital lease obligations                      80         110          70         124         101
Total debt                                  2,308         110          70       6,150       1,254
Accumulated deficit                       (19,832)    (14,452)     (7,327)     (6,303)     (2,805)
Total shareholders' equity                  1,403       5,793      12,799       1,813       2,132

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

Operating Results. The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:


For the Years Ended                                    January 2, 2000  January 3, 1999  January 4, 1998
-------------------------------------------------------------------------------------------------------------------
Net sales                                                     100%            100%            100%
Cost of sales                                                  71              71              61
-------------------------------------------------------------------------------------------------------------------
   Gross profit                                                29              29              39
Operating expenses:
   Sales and marketing                                         22              27              21
   General and administrative                                  12              15              13
   Research and development                                    13              16               8
   Product upgrade and restructuring costs                      2               8              --
-------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                    49              66              42
-------------------------------------------------------------------------------------------------------------------
Operating loss                                                (20)            (37)             (3)
Interest income (expense) and other, net                       (1)              1              (1)
-------------------------------------------------------------------------------------------------------------------
Net loss                                                      (21)%           (36)%            (4)%
-------------------------------------------------------------------------------------------------------------------

Market Trends. The worldwide market for computing solutions continues to expand. The availability of high-powered portable computer technology coupled with application specific technologies and the proliferation of wireless communications contributes to the increased demand. The Company expects increased requirements to improve the efficiency in field based work forces and link field workers into corporate information systems.

     The Company targets markets which require portable computing platforms that can perform multiple functions including diagnostics, data acquisition and electronic testing, communication and monitoring. Specifically, the Company is targeting Trucking, Public Services, including Utilities and Public Safety, Heavy Equipment and Field Technologies including Military. Each of these vertical markets continues to experience growth in field service solutions requirements.


COMPARISON OF YEARS ENDED JANUARY 2, 2000
AND JANUARY 3, 1999

Net Sales. Net sales for 1999 were $25.3 million, an increase of $5.3 million or 27% from 1998 net sales of $20.0 million. The increase in sales was attributable to professional services and solutions revenue and the introduction of the 2000 Series Mobile Data Server product. The increase was also due to significant customer contracts for the 5000 Series Service Bay Tool, offset by a decrease in sales of the 7000 Series Workstation. The decrease is due to customers delaying purchases in anticipation of the 8000 Series product, a technologically enhanced and updated product replacing the 7000 Series Workstation. Unit volumes of the 5000 Series increased from 38% in 1998 to 42% in 1999 due to significant sales of the Service Bay Tool in both the trucking and heavy equipment markets. Unit volumes of the 7000 Series decreased from 62% in 1998 to 39% in 1999. Sales of the 2000 Series Mobile Data Server represented 19% of total units in 1999. Production of the 2000 Series began in mid-1999 and, therefore, there were no comparable sales in 1998. Professional services revenue accounted for $3.3 million, or 13% of net sales, in 1999. Professional services revenue was not significant in 1998.

     International sales decreased from $5.6 million, or 28% of net sales for 1998, to $3.7 million, or 14% of net sales in 1999. The reduction is due to the delayed introduction of the 8000 Series Workstation. The majority of international sales are in Europe, including $2.8 million in 1999 and $4.0 million in 1998. The Company believes that international sales as a percentage of net sales for the year 2000 will be in the mid-teen to 20% range with little impact on the Company's results of operations and liquidity.

     The Company expects sales growth in the year 2000 due to expansion of its solutions and professional services offerings, increased penetration of key vertical markets, introduction of the 8000 Series Workstation and expanded sales of the 2000 Series Mobile Data Server introduced in 1999. The Company is targeting sales in trucking, heavy equipment, public services and field technologies and has aligned its sales and marketing efforts to focus on these markets. The 8000 Series Workstation is anticipated to be in full production in the second quarter of 2000. The 8000 Series, the successor of the 7000 Series, is an updated and technologically enhanced product. Additionally, management believes that providing customer specific solutions, including hardware, software, consultation, business needs assessment, training and software integration, will increase future sales opportunities.

     Delays in the introduction of the 8000 Series Workstation and/or increased costs due to delays in outsourcing implementation could reduce the Company's projected 2000 sales or increase product costs. In addition, the Company expects revenue growth to fluctuate due to potentially long customer sales cycles.

Gross Profit. Gross profit increased $1.6 million from $5.8 million in 1998 to $7.4 million in 1999. Gross profit margins, as a percentage of net sales, remained consistent at 29%. Gross profit was negatively impacted by a $1.0 million write down of inventory in the second quarter of 1998. This write down related to excess and obsolete inventory due to product changes in response to technological developments and market needs. In 1999, gross margin was negatively impacted by high volume customer contracts, which include volume discounts, and start-up costs associated with the introduction of the 2000 Series Mobile Data Server. Additionally, gross margin was negatively impacted by disposition of previously identified obsolete inventory during 1999, for which recovery on disposition was less than anticipated. The Company's gross profit margin will fluctuate as a result of a number of factors, including mix of products sold, inventory obsolescence, the proportion of international sales, large customer contracts (with the associated volume discounts) and outsourcing expenses.

     The Company has partnered with contract manufacturers for outsourcing of certain manufacturing activities and expects complete implementation in the first quarter of 2000. The Company will initially outsource the final assembly process with the intent of improving design for manufacturability. Final integration work will remain at the Company, as deemed appropriate. The Company anticipates outsourcing will moderately reduce future materials costs, inventory write-offs and certain other operating expenses. Additionally, the Company has initiated re-design efforts to reduce product costs and incorporate embedded systems. The Company believes gross profit margins should be in the low 30% range in the near future with additional improvement upon completion of the re-design efforts.

Sales and Marketing. Sales and marketing expenses include salaries, incentive compensation, commissions, travel, trade shows, technical support and professional services personnel and general advertising and promotion. These expenses also include the labor and material costs related to maintaining the Company's standard one-year warranty program. Sales and marketing expenses were $5.6 million in 1999, an increase of $0.1 million as compared to $5.5 million in 1998. As a percentage of net sales, sales and marketing expenses decreased from 27% in 1998 to 22% in 1999. The increase in expenses was primarily due to expansion of the sales force including establishing the professional services group. The Company intends to continue expanding its sales force and resale channels primarily through expanding its value-added reseller program as well as moderately increasing its advertising and promotion costs within its target markets. The Company anticipates growth of sales and marketing expenses to be less than the growth of sales in the future.

General and Administrative. General and administrative expenses include the Company's executive, finance, information services and human resources departments. These expenses increased slightly from $2.9 million in 1998 to $3.0 million in 1999. As a percentage of net sales, general and administrative expenses decreased from 15% in 1998 to 12% in 1999. The Company anticipates continuing to hold the growth of general and administrative expenses relatively constant and to remain at a level less than the growth of sales in the near future.

Research and Development. Research and development expenses are incurred in the design, development and testing of new or enhanced products, services and customized computing platforms. All research and development costs are expensed as incurred. These expenses increased from $3.2 million in 1998 to $3.4 million in 1999. As a percentage of net sales, research and development expenses decreased from 16% in 1998 to 13% in 1999. The increase was primarily due to the development of new products, including the 2000 Series Mobile Data Server and 8000 Series Workstation, and engineering support of customer-specific applications including the Company's Service Bay Tool. The Company expects research and development expenses to increase in the future due to completion of the 8000 Series Workstation and re-design efforts that are expected to result in product cost reductions. Research and development expenses are anticipated to remain consistent as a percentage of net sales in the near future to support expanded products, software integration and engineering support, and solutions offerings.

Product Upgrade and Restructuring Costs. Product upgrade and restructuring costs were $1.5 million, or 8% of net sales, in 1998 as compared to $0.4 million, or 2% of net sales in 1999. In 1999, these costs were due to severance charges from reorganization efforts related to outsourcing the manufacturing and design of products. In 1998, these costs related to the discontinuation of the 5000 Series I, as well as other expenses relating to restructuring and severance costs.

Interest Expense and Other, Net. Net interest income of $158,000 was recorded in 1998 as compared to net interest expense of $314,000 in 1999. The increase in interest expense is due to borrowings on the Company's line of credit and interest payments to subordinated noteholders. The Company anticipates continued interest expense from its line of credit, interest payments on notes, and amortization of financing costs of warrants related to the subordinated note issuance. The Company anticipates recording net interest expense for the foreseeable future.

COMPARISON OF YEARS ENDED JANUARY 3, 1999
AND JANUARY 4, 1998

Net Sales. Net sales for 1998 were $20.0 million, a decrease of $3.8 million or 16% from 1997 net sales of $23.8 million. The decrease was primarily attributable to factors relating to the 5000 Series product. During mid-1998, the 5000 Series II product was released, which provided technology upgrades, lower pricing and improved performance and reliability. Sales of the 5000 Series products represented 38% and 46% of net sales, or $7.6 million and $10.9 million in 1998 and 1997, respectively. Sales of the 7000 Series product were comparable in 1998 and 1997. International sales decreased slightly to $5.6 million, or 28% of net sales for 1998, from $6.0 million, or 25% of net sales in 1997.

Gross Profit. Gross profit decreased $3.4 million from $9.2 million, or 39% of net sales in 1997, to $5.8 million, or 29% of net sales in 1998. The decrease was the result of the impact of fixed manufacturing costs allocated over reduced production volume in 1998 and a $1.0 million write down of inventory in the second quarter of 1998. During 1998, certain warranty-related costs were reclassified from cost of sales to sales and marketing expense. The impact increased gross profit by $458,000, or 2% of net sales in 1998 and by $774,500, or 3% of net sales in 1997.

Sales and Marketing. Sales and marketing expenses were $5.5 million, or 27% of net sales in 1998, as compared to $5.0 million, or 21% of net sales in 1997. The increase was primarily due to expansion of the sales force including the addition of the professional services group.

General and Administrative. General and administrative expenses decreased slightly from $3.0 million in 1997 to $2.9 million in 1998. As a percentage of net sales, general and administrative expenses increased from 13% in 1997 to 15% in 1998.

Research and Development. Research and development expenses increased from $1.9 million or 8% of net sales in 1997 to $3.2 million or 16% of net sales in 1998. The increase was primarily attributable to the introduction of the 5000 Series II product and development of the 2000 Series Mobile Data Server.

Interest Expense and Other, Net. Net interest income of $158,000 was recorded in 1998 as compared to net interest expense of $258,000 in 1997. Proceeds from the initial public offering were used to repay debt in March and April of 1997, with interest income earned on remaining proceeds for the rest of the year.

LIQUIDITY AND CAPITAL RESOURCES

     On February 22, 2000, the Company completed a $4.25 million equity investment by Industrial-Works Holding Co., LLC, a wholly owned subsidiary of Glenmount International L.P. In exchange for the $4.25 million investment, the Company issued 4,250,000 shares of Series B Preferred Stock (each share of which is initially convertible into one share of Common Stock). Industrial-Works Holding Co., LLC, also received 500,000 common stock warrants exercisable at $1.00 per share. The transaction was approved at a special shareholders' meeting on February 7, 2000. The Company intends to use the net proceeds for market expansion and new product development as well as for working capital and general corporate purposes.

     In September 1999, the Company completed a private placement of $3.0 million in subordinated notes. The notes bear interest at 11% per annum and mature in September 2001. Noteholders also received warrants to purchase 1.5 million shares of common stock exercisable at $1.00 per share. The warrants are exercisable for five years, and were recorded at their estimated fair value of $882,000 at the date of issuance.


     In November 1998, the Company entered into a two-year $3.0 million line of credit agreement. Borrowings bear interest at the greater of 4% over prime or 9%. The interest rate changed from 3% over prime to 4% over prime in the third quarter of 1999 due to default on the Company's profitability covenant. The line of credit balance was $1.8 million as of January 2, 2000, and $0.7 million at January 3, 1999. The borrowing base consists of 75% of eligible receivables plus the lesser of $600,000 or 30% of eligible inventories as defined in the agreement. Availability based on the borrowing base calculation, including accounts receivable and inventories, was $3.0 million as of January 2, 2000, and $1.7 million, including only accounts receivable, as of January 3, 1999. The agreement contains a covenant requiring cumulative year-to-date profit on a quarterly basis. The Company was out of compliance with the covenant as of January 2, 2000, and has received a written waiver of default. Failure to comply with this covenant in the future could result in default and accelerated repayment requirements. The Company intends to renew this agreement upon expiration or pursue a replacement source of financing. However, there can be no assurances that a credit agreement will be available to the Company.

     The Company's cash balance as of January 2, 2000 was $0.1 million as compared to the January 3, 1999 balance of $1.7 million. Cash used for operating activities totaled $5.2 million in 1999 and $1.2 million in 1998. The Company's accounts receivable increased from $3.9 million at January 3, 1999 to $5.1 million at January 2, 2000. The increase in accounts receivable was due to the timing of shipments at year-end. Net inventories increased from $3.4 million at January 3, 1999 to $4.5 million at January 2, 2000. This increase was due to purchases for anticipated sales and expansion of the Company's product offerings with introduction of the 2000 Series Mobile Data Server. Deferred revenue increased from $0.8 million at January 3, 1999 to $1.0 million at January 2, 2000, attributable to the sales of extended warranties. Prepaid expenses increased from $0.1 million at January 3, 1999 to $0.5 million at January 2, 2000, due to prepaid deposits related to long lead time purchases with an outsourcing contract manufacturer. Accounts payable increased from $1.8 million at January 3, 1999 to $3.8 million at January 2, 2000. The increase was due to purchasing inventory for customer orders in the fourth quarter of 1999 and anticipated sales in the first quarter of 2000. Accrued liabilities increased from $0.3 million at January 3, 1999 to $0.5 million at January 2, 2000, due to timing of payments at year end.

     The Company purchased $0.6 million of property, plant and equipment in 1999 as compared to $1.1 million in 1998. The 1999 expenditures related primarily to tooling expenditures for the 2000 Series Mobile Data Server and 8000 Series Workstation. The Company anticipates purchases of property, plant and equipment in 2000 will remain consistent with 1999.

     The Company is currently pursuing alternative equity sources to demonstrate sustained compliance with the Nasdaq National Market minimum net tangible asset listing requirements and to provide additional cash for operating activities. The Company currently anticipates that the proceeds from its February 2000 preferred stock issuance, together with line of credit availability, and anticipated operating cash flows and proceeds from the alternative equity sources it is pursuing, should be sufficient to fund its cash flow needs in 2000. Cash requirements for future periods depend on a number of factors including the demand for the Company's products, profitability, cash management operations, growth rate and acquisition strategies, among other factors. There can be no assurances that additional financing will be available at all or that it, if available, will be obtainable on terms favorable to the Company and would not be dilutive to existing shareholders.

YEAR 2000 COMPLIANCE

     The Company did not experience any significant business related interruptions with its products, its internal computer systems and non-computer operations, its production processes, key vendors, vital business partners or critical customers. The Company is continuing to monitor potential problems, but does not expect any major impact during the year. The cost of the Year 2000 initiatives was approximately $150,000, and was expensed as incurred. The Company is not aware of any residual Year 2000 risks; however, there can be no assurance that such issues do not exist.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates on borrowings under the Company's line of credit agreement. The line of credit bears interest based on the Prime Lending Rate. At January 2, 2000, the Company had $1.8 million outstanding. Based on analysis, interest rate shifts would have an immaterial impact on the Company.

     The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents. The Company invests any excess cash and cash equivalents in money market instruments. The Company had $0.1 million in cash and cash equivalents at January 2, 2000. Based on analysis, shifts in money market rates would have an immaterial impact on the Company.

     All of the Company's transactions are conducted and accounts are denominated in United States dollars and as such, the Company does not currently have exposure to foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                            Page
Consolidated Balance Sheets as of January 2, 2000 and January 3, 1999        21
Consolidated Statements of Operations for the years ended January 2,
2000, January 3, 1999 and January 4, 1998                                    22
Consolidated Statements of Shareholders' Equity for the years ended
January 2, 2000, January 3, 1999 and January 4, 1998                         23
Consolidated Statements of Cash Flows for the years ended January 2,
2000, January 3, 1999 and January 4, 1998                                    24
Notes to Consolidated Financial Statements                                   25
Report of Independent Public Accountants                                     34

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Annual Report:

     1. Financial Statement Schedule: The following financial statement schedule of FieldWorks, Incorporated for the fiscal years ended January 2, 2000, January 3, 1999, and January 4, 1998, is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of FieldWorks, Incorporated.

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

(b) Reports on Form 8-K: One report on Form 8-K was filed by the Company during the fiscal quarter ended January 2, 2000. The report, dated November 24, 1999, stated that the Company signed a Securities Purchase Agreement with Industrial-Works Holding Corp. (a wholly owned subsidiary of Glenmount International L.P.) regarding the issuance of convertible preferred stock. One report on Form 8-K was filed in the Year 2000 at the time of this filing. The report, dated February 23, 2000, stated that the Company completed its $4.25 million equity transaction with Industrial-Works Holding Corp. (a wholly owned subsidiary of Glenmount International L.P.). The transaction was approved at a special shareholders' meeting on February 7, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FieldWorks, Incorporated

                                        /s/ David G. Mell
                                        --------------------------------------
                                        David G. Mell
                                        President and Chief Executive Officer

                                        Dated: April 3, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                                              Date
-------------------------------------------------------------------------------------------------------------------
/s/ David G. Mell             President and Chief Executive Officer                              April 3, 2000
-------------------------------------------------------------------------------------------------------------------
David G. Mell


/s/ Karen L. Engebretson      Chief Financial Officer, Vice President of Finance                 April 3, 2000
-------------------------------------------------------------------------------------------------------------------
Karen L. Engebretson          (principal financial and accounting officer)


/s/ David C. Malmberg         Chairman of the Board                                              April 3, 2000
-------------------------------------------------------------------------------------------------------------------
David C. Malmberg


/s/ James A. Bernards         Director                                                           April 3, 2000
-------------------------------------------------------------------------------------------------------------------
James A. Bernards


/s/ Richard J. Boyle          Director                                                           April 3, 2000
-------------------------------------------------------------------------------------------------------------------
Richard J. Boyle


/s/ Robert D.D. Forbes        Director                                                           April 3, 2000
-------------------------------------------------------------------------------------------------------------------
Robert D.D. Forbes


/s/ Marvin W. Goldstein       Director                                                           April 3, 2000
-------------------------------------------------------------------------------------------------------------------
Marvin W. Goldstein


/s/ Michael E. Johnson        Director                                                           April 3, 2000
-------------------------------------------------------------------------------------------------------------------
Michael E. Johnson

                                INDEX TO EXHIBITS

   Exhibit
     No                           Description
-------------------------------------------------------------------------------

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

    10.15 Directors' Stock Option Plan (incorporated by reference to the exhibit 10.25 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

    10.16 Form of Mutual Confidentiality Agreement for use with third parties (incorporated by reference to the exhibit 10.26 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

   Exhibit
     No                           Description
-------------------------------------------------------------------------------

    10.17 Form of Employee Disclosure and Assignment Agreement (incorporated by reference to the exhibit 10.27 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

    10.18 Form of Extended Limited Warranty Agreement (incorporated by reference to the exhibit 10.31 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

    10.19 Lease Agreement, dated November 11, 1996, by and between OMNI Offices/Woodlawn Hills and the Company (incorporated by reference to the exhibit 10.32 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

    10.20 Option Agreement, dated as of January 21, 1997, by and between the Company and David C. Malmberg (incorporated by reference to the exhibit 10.33 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

    10.21 Warrant dated March 25, 1997, issued to R.J. Steichen & Company (incorporated by reference to the exhibit 10.1 filed with the Company's Report on Form 10-Q for the fiscal quarter ended April 6,
          1997)

    10.22 Employment Agreement with Ronald E. Lewis dated September 18, 1997 (incorporated by reference to the exhibit 10.1 filed with the Company's Report on Form 10-Q for the fiscal quarter ended October 5,
          1997)

    10.23 Lease Agreement, dated May 16, 1997, by and between CSM Properties, Inc. and the Company (incorporated by reference to the exhibit 10.35 filed with the Company's Report on Form 10-K for the fiscal year ended January 4, 1998)

    10.24 Addendum to Lease, dated as of December 30, 1997, between the Company and CSM Properties, Inc. (incorporated by reference to the exhibit
          10.36 filed with the Company's Report on Form 10-K for the fiscal year ended January 4, 1998)

    10.25 Sublease Agreement, dated November 6, 1997, by and between Golf
          Galaxy and the Company (incorporated by reference to the exhibit 10.37 filed with the Company's Report on Form 10-K for the fiscal year ended January 4, 1998)

    10.26 Sublease Agreement, dated December 5, 1997, by and between LSC, Inc. and the Company (incorporated by reference to the exhibit 10.38 filed with the Company's Report on Form 10-K for the fiscal year ended January 4, 1998)

    10.27 Sublease Agreement, dated January 6, 1998, by and between Apartment Search and the Company (incorporated by reference to the exhibit 10.39 filed with the Company's Report on Form 10-K for the fiscal year ended January 4, 1998)

    10.28 General Credit and Security Agreement, dated November 19, 1998, by and between Spectrum Commercial Services and the Company (incorporated by reference to the exhibit 10.31 filed with the Company's Report on Form 10-K for the fiscal year ended January 3, 1999)

    10.29 Promissory Note, dated November 19, 1998, by and between Spectrum Commercial Services and the Company (incorporated by reference to the exhibit 10.31 filed with the Company's Report on Form 10-K for the fiscal year ended January 3, 1999)

    10.30 Securities Purchase Agreement between the Company and
          Industrial-Works Holding Corp. dated November 20, 1999 (incorporated by reference to Appendix A filed with the Company's Proxy Statement dated January 18, 2000)

    10.31 Form of Founders Non-Competition and Non-Solicitation Agreement (filed herewith)

    10.32 Form of Mutual Non-disclosure Agreement (filed herewith)

    10.33 Form of Non-disclosure Agreement (filed herewith)

    10.34 Form of International Distributor Agreement (filed herewith)

    10.35 Form of Product Evaluation Agreement (filed herewith)

    10.36 Form of OEM Agreement (filed herewith)

    10.37 Form of Sales Representative Agreement (filed herewith)

     21.1 Subsidiaries of the Company (incorporated by reference to the exhibit
          21.1 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335) 23.1 Consent of Arthur Andersen LLP (filed herewith)

     27.1 Financial Data Schedule for the year ended January 2, 2000 (filed herewith)

     99.1 Cautionary Statement (filed herewith)

                           CONSOLIDATED BALANCE SHEETS

                                                                             January 2, 2000    January 3, 1999
ASSETS

Current Assets:
Cash and cash equivalents                                                      $    86,786         $ 1,690,469
Accounts receivable, net of allowance for
   doubtful accounts of $259,600 and $269,800                                    5,060,928           3,930,366
Inventories                                                                      4,513,664           3,400,744
Prepaid expenses and other                                                         509,574             121,780
-------------------------------------------------------------------------------------------------------------------
   Total current assets                                                         10,170,952           9,143,359
-------------------------------------------------------------------------------------------------------------------
Property and Equipment:
Computers and equipment                                                          2,213,933           1,620,455
Furniture and fixtures                                                           1,093,232           1,109,895
Leasehold improvements                                                             435,813             458,216
Less: Accumulated depreciation                                                  (2,076,345)         (1,393,342)
-------------------------------------------------------------------------------------------------------------------
   Property and equipment, net                                                   1,666,633           1,795,224
Deposits and Other Assets, net                                                     175,958              17,385
-------------------------------------------------------------------------------------------------------------------
                                                                               $12,013,543         $10,955,968
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Line of credit                                                                 $ 1,761,731          $  681,981
Accounts payable                                                                 3,763,468           1,804,186
Accrued warranty and product upgrade                                               649,894           1,102,798
Accrued compensation and benefits                                                  668,309             376,932
Other accrued liabilities                                                          497,117             321,532
Deferred revenue                                                                   961,593             765,184
Current maturities of capitalized lease obligations                                 40,229              13,548
-------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                     8,342,341           5,066,161
Capitalized Lease Obligations, less current maturities                              39,571              96,868
Subordinated Notes Payable:
Notes payable                                                                    3,000,000                  --
Less: Discount on notes payable                                                   (771,750)                 --
-------------------------------------------------------------------------------------------------------------------
Notes payable, net                                                               2,228,250                  --
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                            10,610,162           5,163,029
-------------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 9)
Shareholders' Equity:
Common stock, $.001 par value, 30,000,000 shares
   authorized; 8,894,426 and 8,823,926 issued and outstanding                        8,894               8,824
Common stock warrants                                                            1,039,422             150,640
Additional paid-in capital                                                      20,186,659          20,085,011
Accumulated deficit                                                            (19,831,594)        (14,451,536)
-------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                    1,403,381           5,792,939
-------------------------------------------------------------------------------------------------------------------
                                                                               $12,013,543         $10,955,968
===================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              For the Years Ended

                                                                 January 2, 2000    January 3, 1999  January 4, 1998
Product Sales                                                        $22,016,599      $20,001,787       $23,815,045
Services Sales                                                         3,312,593               --                --
-------------------------------------------------------------------------------------------------------------------
Total Sales                                                           25,329,192       20,001,787        23,815,045
Cost of Product Sales                                                 15,907,467       14,199,526        14,620,121
Cost of Services Sales                                                 2,042,830               --                --
-------------------------------------------------------------------------------------------------------------------
Total Cost of Sales                                                   17,950,297       14,199,526        14,620,121
-------------------------------------------------------------------------------------------------------------------
      Gross profit                                                     7,378,895        5,802,261         9,194,924
-------------------------------------------------------------------------------------------------------------------

Operating Expenses:
   Sales and marketing                                                 5,632,785        5,482,216         5,042,543
   General and administrative                                          2,998,141        2,914,871         3,034,670
   Research and development                                            3,413,955        3,214,164         1,884,128
   Product upgrade and restructuring costs399,978                      1,472,530               --
-------------------------------------------------------------------------------------------------------------------
      Total operating expenses                                        12,444,859       13,083,781         9,961,341
-------------------------------------------------------------------------------------------------------------------
      Operating loss                                                  (5,065,964)      (7,281,520)         (766,417)
Interest Expense and Other, net                                         (314,094)         157,333          (257,561)
-------------------------------------------------------------------------------------------------------------------

Net Loss                                                            $ (5,380,058)    $ (7,124,187)     $ (1,023,978)
-------------------------------------------------------------------------------------------------------------------
Basic and Diluted Loss Per Share:
      Net loss per common share                                     $       (.61)    $       (.81)     $       (.12)
-------------------------------------------------------------------------------------------------------------------
   Weighted average common shares outstanding8,874,473                 8,799,031        8,242,434
===================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                Series A
                                Convertible                         Common    Additional                 Total Share-
                              Preferred Stock     Common Stock       Stock     Paid-in    Accumulated      holders'
                              Shares   Amount    Shares   Amount    Warrants   Capital      Deficit        Equity
Balance, January 5, 1997      300,000   $300   5,880,736  $5,881    $231,985  $ 7,878,591  $(6,303,371)  $ 1,813,386

Issuance of common stock,
   net of offering costs
   of $2,042,200                 --      --    2,125,000   2,125          --  11,768,207           --     11,770,332
Conversion of preferred
   stock                     (300,000)  (300)    576,923     577          --        (277)          --            --
Exercise of stock options        --      --       61,422      61          --     157,472           --        157,533
Exercise of common
   stock warrants                --      --       81,345      81     (81,345)    162,609           --         81,345
Net loss                         --      --          --      --          --          --     (1,023,978)   (1,023,978)
---------------------------------------------------------------------------------------------------------------------

Balance, January 4, 1998         --      --    8,725,426   8,725     150,640  19,966,602    (7,327,349)   12,798,618

Exercise of stock options        --      --       98,500      99         --      118,409           --        118,508
Net loss                         --      --          --      --          --          --     (7,124,187)   (7,124,187)
---------------------------------------------------------------------------------------------------------------------

Balance, January 3, 1999         --      --    8,823,926   8,824     150,640  20,085,011   (14,451,536)    5,792,939

Exercise of stock options        --      --       70,500      70         --       70,430           --         70,500
Expiration of warrants           --      --          --       --     (31,218)     31,218           --            --
Issuance of warrants             --      --          --       --     920,000         --            --        920,000
---------------------------------------------------------------------------------------------------------------------

Net loss                         --      --          --       --         --          --     (5,380,058)   (5,380,058)
---------------------------------------------------------------------------------------------------------------------

Balance, January 2, 2000         --    $ --    8,894,426  $8,894  $1,039,422 $20,186,659  $(19,831,594)  $ 1,403,381
=====================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Years Ended

                                                               January 2, 2000  January 3, 1999  January 4, 1998
Operating Activities:
Net loss                                                        $ (5,380,058)      $(7,124,187)    $(1,023,978)
Adjustments to reconcile net loss to net cash used
 for operating activities-
   Depreciation and amortization                                     683,086           692,332         747,717
   Product upgrade and restructuring costs                          (326,876)          846,876              --
   Non-cash financing and other expenses                             148,250                --              --
   Change in operating items:
      Accounts receivable                                         (1,130,562)        2,471,657      (4,393,330)
      Inventories                                                 (1,112,920)        1,608,393        (591,815)
      Prepaid expenses and other                                    (546,450)           70,104         236,117
      Accounts payable                                             1,959,282           314,204         378,456
      Accrued expenses                                               340,934           160,291       1,477,288
      Deferred revenue                                               196,409          (202,089)       (547,156)
-------------------------------------------------------------------------------------------------------------------
      Net cash used for operating activities                      (5,168,905)       (1,162,419)      (3,716,701)
-------------------------------------------------------------------------------------------------------------------
Investing Activities:
Purchase of property and equipment                                  (554,412)       (1,118,974)       (886,829)
Repayment of loan to related party                                        --                --          92,175
-------------------------------------------------------------------------------------------------------------------
   Net cash used for investing activities                           (554,412)       (1,118,974)       (794,654)
-------------------------------------------------------------------------------------------------------------------
Financing Activities:
Proceeds from issuance of notes                                    3,000,000                --              --
Proceeds from issuance of common stock                                70,500           118,508      12,009,210
Net line of credit borrowings                                      1,079,750           681,981              --
Payment of notes payable                                                  --                --      (5,000,000)
Payment of notes payable to related parties                               --                --      (1,350,000)
Payment of capitalized lease obligations                             (30,616)          (47,386)        (61,185)
-------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                       4,119,634           753,103       5,598,025
-------------------------------------------------------------------------------------------------------------------
Change In Cash and Cash Equivalents                               (1,603,683)       (1,528,290)      1,086,670
Cash and Cash Equivalents, beginning of year                       1,690,469         3,218,759       2,132,089
-------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, end of year                           $    86,786       $ 1,690,469     $ 3,218,759
===================================================================================================================

Supplemental Cash Flow Disclosure:
Cash paid for interest                                           $   236,212       $    12,191     $   266,858
===================================================================================================================

Noncash Investing and Financing Activities:
Property and equipment acquired under capital leases             $        --       $    87,700     $     7,154
-------------------------------------------------------------------------------------------------------------------
Issuance of warrants                                             $   920,000       $        --     $        --
-------------------------------------------------------------------------------------------------------------------
Expiration of warrants                                           $    31,218       $        --     $        --
===================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Operating Activities. FieldWorks provides complete customer-specific mobile computing solutions for rugged, portable computer platforms for use in demanding field environments. The Company's portable computing platforms have been designed to meet military standards for ruggedness and to function despite exposure to extreme temperature, mechanical shock, vibration and moisture. The Company's products have been designed with a modular system configuration that allows a user to easily upgrade the central processing unit, processor or any of the other technological components without purchasing a new computer. The Company's computing platforms are expandable through multiple expansion slots to provide a flexible electronic "toolbox" that can integrate a user's application-specific, multi-media and communications needs into one portable, rugged device.

     FieldWorks' focus is providing solutions addressing service bay, test and measurement, and logistics management applications in its targeted vertical markets. FieldWorks provides professional services including solution conceptualization, design, development, implementation and support. FieldWorks provides solutions containing hardware, software and design, tailored to its computer platforms, and provides training, specialized support and product upgrades to enhance customer productivity.

     The Company's future operations are dependent upon the attainment of certain objectives, including further penetration of vertical markets, enhancing solutions and professional services offerings and reducing product costs. Additionally, the attainment of these objectives is subject to the availability of sufficient cash and/or financing. Financing needs will be contingent upon demand for the Company's products, profitability, cash management operations and other factors.

     The Company is currently pursuing alternative equity sources to demonstrate sustained compliance with the Nasdaq National Market minimum net tangible asset listing requirements and to provide additional cash for operating activities. The Company currently anticipates that the proceeds from its February 2000 preferred stock issuance, together with line of credit availability, and anticipated operating cash flows and proceeds from the alternative equity sources it is pursuing, should be sufficient to fund its cash flow needs in 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year. Beginning in fiscal 1996, the Company changed to a 52/53-week fiscal year. Fiscal years subsequent to 1996 end on the Sunday closest to December 31st. All references herein to "1999", "1998" and "1997" represent the fiscal years ended January 2, 2000, January 3, 1999, and January 4, 1998, respectively. The Company believes that this change does not affect comparability of the financial statements.

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

     A reconciliation of EPS calculations under is as follows:

                                                                     1999             1998               1997
-------------------------------------------------------------------------------------------------------------------
Net loss                                                      $(5,380,058)     $(7,124,187)       $(1,023,978)
===================================================================================================================

Weighted average common shares outstanding 8,874,473            8,799,031        8,125,147
Effect of conversion of preferred stock                                --               --            117,287
-------------------------------------------------------------------------------------------------------------------
Common and common equivalent shares outstanding 8,874,473       8,799,031        8,242,434
===================================================================================================================

Basic and diluted loss per share                           $     (.61)      $      (.81)       $      (.12)
===================================================================================================================

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

Inventories. Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method, and consisted of the following:

                                                                  January 2, 2000 January 3, 1999
-------------------------------------------------------------------------------------------------------------------
Raw materials                                                          $3,159,548      $2,478,662
Work in process                                                           575,694         173,791
Finished goods                                                            778,422         748,291
-------------------------------------------------------------------------------------------------------------------
   Total                                                               $4,513,664      $3,400,744
===================================================================================================================

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

Significant Customers, Export Sales and Sales by Product Line. For the year ended January 2, 2000, sales to Ryder Transportation Services represented 26% of net sales. For the years ended January 3, 1999 and January 4, 1998, sales to one customer, Navistar International, represented 10% and 13%, respectively, of net sales.

     Export sales by major location were as follows:

                                     1999            1998            1997
------------------------------------------------------------------------------

Europe                         $2,815,000      $3,988,000      $3,396,000
Middle East/Africa                450,000         565,000         183,000
Russia                            108,000         123,000              --
Americas                          104,000         709,000       1,875,000
Australia                          95,000         120,000          93,000
Asia                               90,000         119,000         416,000

------------------------------------------------------------------------------
                               $3,662,000      $5,624,000      $5,963,000
==============================================================================

          Sales by product line were as follows:

                                     1999            1998            1997
------------------------------------------------------------------------------

7000 Series                    $9,037,000     $12,445,000     $12,860,000
5000 Series                     9,279,000       7,547,000      10,955,000
2000 Series                     3,700,000          10,000             --+
Professional Services           3,313,000             --*             --*

------------------------------------------------------------------------------
                              $25,329,000     $20,002,000     $23,815,000
==============================================================================

*    Professional Services was not significant in 1998 or 1997.

+    The 2000 Series product was introduced in 1998.


Research and Development. Research and development costs are charged to expense as incurred.

Concentrations of Credit Risk. At January 2, 2000, receivables in excess of 10% of outstanding net receivables included one customer, TRW Inc., which represented 36% of net receivables. The Company received payment for this receivable in January 2000. The Company's exposure to concentrations of credit risk relates primarily to trade receivables. This exposure is limited due to the large number of customers and their vast dispersion across several vertical markets and geographies. The Company controls potential credit risk by performing credit evaluations for all customers and requires letters of credit, bank guarantees and advance payments, if deemed necessary. Bad debt write-offs through 1999 have not been material.

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

3. PRODUCT UPGRADE AND RESTRUCTURING COSTS

During the third quarter of 1999, the Company incurred restructuring costs due to severance charges from reorganization efforts related to outsourcing certain aspects of the manufacturing and design of products. In 1998, these costs related to the discontinuation of the 5000 Series I Workstation, as well as other internal reorganization efforts. The components of the restructuring and product upgrade costs were as follows:

                                               1999                1998
-------------------------------------------------------------------------------


Product upgrade costs                            --          $1,025,000
Employee severance and associated costs     399,978             447,530
-------------------------------------------------------------------------------
   Total                                   $399,978          $1,472,530
===============================================================================

The reserves remaining at January 2, 2000 and January 3, 1999, were $520,000 and $850,000, respectively.

4. INCOME TAXES

     The Company accounts for income taxes under the liability method, which requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences under enacted tax laws of temporary differences between the financial reporting and tax bases of assets and liabilities.

     A reconciliation of the Company's statutory tax rate to the effective rate is as follows:

                                               1999       1998      1997
-------------------------------------------------------------------------------

Federal statutory rate                          34%        34%       34%
State taxes, net of federal tax benefit          4          4         4
Valuation allowance                            (38)       (38)      (38)
-------------------------------------------------------------------------------
                                                --%         --%        --%
===============================================================================

     As of January 2, 2000, the Company had approximately $15,975,000 of net operating loss carryforwards for federal income tax purposes that are available to offset future taxable income through the year 2020. Certain restrictions caused by changes in ownership resulting from sales of stock may limit annual utilization of the net operating loss carryforwards.

     The components of the Company's deferred tax asset are as follows:

                                           1999           1998           1997
-------------------------------------------------------------------------------

Net operating loss carryforwards    $ 6,070,000    $ 4,112,000    $ 1,666,000
Timing differences                    1,556,000      1,439,000      1,074,000
Valuation allowance                  (7,626,000)    (5,551,000)    (2,740,000)
-------------------------------------------------------------------------------
                                    $        --    $        --    $        --
===============================================================================

5. LINE OF CREDIT AND SUBORDINATED NOTES PAYABLE


Line of Credit. In November 1998, the Company entered into a two-year $3,000,000 line-of-credit agreement. Borrowings bear interest at the greater of 4% over prime or 9%. The borrowing base is 75% of eligible receivables plus the lesser of $600,000 or 30% of eligible inventories as defined in the agreement. The availability based on the borrowing base calculation, including accounts receivable and inventories, was $3.0 million as of January 2, 2000 and $1.7 million, including only accounts receivable as of January 3, 1999. Personal validity guarantees were provided on accounts receivable by three executive officers or directors of the Company. The agreement contains a covenant requiring cumulative year-to-date profit calculated on a quarterly basis. The Company was out of compliance with the fourth quarter 1999 net profit covenant, and has received a written waiver of default. Outstanding borrowings under this line of credit were $1.8 million at January 2, 2000, and $682,000 at January 3, 1999. The Company intends to renew this agreement upon expiration or pursue a replacement source of financing. However, there can be no assurances that a credit agreement will be available to the Company.

     The following information relates to this credit facility for 1999 and for the period since inception of the agreement in 1998:

                                                           1999         1998
-------------------------------------------------------------------------------


Maximum amount outstanding during the period        $ 1,800,000    $ 682,000
Average borrowings during the period                    817,000      341,000
Weighted average interest rate during the period         11.77%       10.75%
Interest rate at end of year                             12.50%       10.75%
-------------------------------------------------------------------------------

     Subordinated Notes Payable. In September 1999, the Company completed a private placement of $3.0 million in subordinated notes. The notes bear interest at 11% per annum and mature in September 2001. Noteholders also received warrants to purchase 1.5 million shares of common stock exercisable at $1.00 per share. The warrants are exercisable for five years, and were recorded at their estimated fair value of $882,000 at the date of issuance.

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

7. WARRANTS

     Warrants to purchase 2,233,054 and 692,054 shares of the Company's common stock were outstanding at January 2, 2000 and January 3, 1999, respectively. The warrants are exercisable at various times through September 2004 at prices ranging from $1.00 to $7.80.

8. STOCK OPTION AND 401(K) PLANS

Stock Option Plan In June 1994, the Company adopted the 1994 Long-Term Incentive and Stock Option Plan (the Plan). Under the Plan, options are granted at an exercise price equal to the fair market value of the common stock at the date of grant. Incentive stock options are granted to employees, and vest over varying periods not to exceed ten years.

     The Plan is authorized to issue up to 2,500,000 shares of common stock for such options. At January 2, 2000 and January 3, 1999, 1,204,450 and 192,977 shares were available for future grants.

     In December 1996, the Company's board of directors approved the Non-Employee Directors' Stock Option Plan (the Directors' Plan), which was approved at a shareholder meeting held on January 20, 1997. Under the Directors' Plan, each nonemployee director will receive 25,000 nonqualified options upon election and 10,000 options at each reelection date. The Directors' Plan authorizes the issuance of up to 300,000 shares of common stock for these options. At January 2, 2000, 125,000 shares were available for future grants.

     On August 4, 1999, the Board of Directors approved the repricing of all outstanding incentive stock options for non-director employees with an exercise price greater than $1.25. The new exercise price of such options is $1.25, an amount greater than the fair market value of the Company's common stock on that date. A total of 819,050 options with exercise prices of $1.53 to $6.40 were cancelled and reissued under the terms described above. Due to the recent interpretation of APB 25, the Company will be required to account for this plan under variable plan accounting.

     Shares subject to option are summarized as follows:

                                        Incentive   Weighted average  Non-qualified   Weighted average
                                    stock options     exercise price  stock options     exercise price
Balance, January 5, 1997                  655,900             $ 3.47        122,500             $ 3.04
   Options granted                        449,800               5.33        181,000               6.07
   Options canceled                       (50,678)              5.40             --                 --
   Options exercised                      (31,422)              3.36        (30,000)              1.00
--------------------------------------------------------------------------------------------------------
Balance, January 4, 1998                1,023,600               4.19        273,500               5.27
   Options granted                      1,170,900               2.54        106,750               3.63
   Options canceled                      (762,050)              5.05        (25,000)              5.13
   Options exercised                      (63,500)              1.05        (35,000)              1.57
--------------------------------------------------------------------------------------------------------
Balance, January 3, 1999                1,368,950               2.75        320,250               5.14
   Options granted                      1,533,300               1.48        240,000               1.62
   Options canceled                    (1,536,200)              2.29             --                 --
   Options exercised                      (70,500)              1.00             --                 --
--------------------------------------------------------------------------------------------------------
Balance, January 2, 2000                1,295,550             $ 1.69        560,250             $ 3.63
========================================================================================================

Options exercisable at:
   January 4, 1998                        536,683             $ 3.22      162,678             $ 4.82
-------------------------------------------------------------------------------------------------------------------

   January 3, 1999                        534,000             $ 2.54      241,500             $ 5.01
-------------------------------------------------------------------------------------------------------------------

   January 2, 2000                        336,000             $ 2.54      425,150             $ 3.52
-------------------------------------------------------------------------------------------------------------------

     Additional information regarding options outstanding at January 2, 2000 is as follows:

                                                                       Weighted average
                     Number of         Exercise  Weighted average         remaining
Type of option         options      price range    exercise price      contractual life
-----------------------------------------------------------------------------------------
Incentive              944,000     $1.00-$1.25              $1.23     6.6 years
Incentive              245,250     $1.26-$3.00               1.98     5.1 years
Incentive              106,300     $3.01-$6.50               5.08     1.3 years
-----------------------------------------------------------------------------------------
                     1,295,550
=========================================================================================

Nonqualified           293,750     $1.22-$3.00              $1.82     7.3 years
Nonqualified            95,500     $3.01-$5.00               4.54     7.0 years
Nonqualified           171,000     $5.01-$6.50               6.24     6.8 years
-----------------------------------------------------------------------------------------
                       560,250
=========================================================================================

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, `'Accounting for Stock-Based Compensation," the Company's net loss and net loss per common share would have been increased to the following pro forma amounts:

                                     1999            1998            1997
-------------------------------------------------------------------------------

Net loss
   As reported                $(5,380,058)    $(7,124,187)    $(1,023,978)
   Pro forma                   (5,819,960)     (7,606,187)     (2,083,978)
Net loss per common share
   As reported                      $(.61)          $(.81)          $(.12)
   Pro forma                         (.66)           (.86)           (.25)


     The weighted average fair values of options granted were as follows:

                                              Incentive        Nonqualified
                                              stock options    stock options
1999 grants                                           $1.28           $1.50
1998 grants                                            2.33            3.24
1997 grants                                            3.47            4.43

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997:

                                       1999        1998         1997
-----------------------------------------------------------------------------

Risk-free interest rate                   6.10%       4.80%        6.35%
Expected life of incentive options        7 years     5 years      5 years
Expected life of nonqualified options     7 years     7 years      7 years
Expected volatility                     117%        114%          72%
Expected dividend yield                  --          --           --

401(k) Profit-Sharing Plan. Effective January 1, 1996, the Company adopted a 401(k) profit-sharing plan (the 401(k) Plan) covering substantially all employees. Eligible employees may elect to defer up to 15% of their eligible compensation. Beginning in 1998, the Company accrued matching contributions of 50% on the first 4% of each plan participant's eligible contributions. The Company's matching contributions were $83,100 and $69,600 for 1999 and 1998, respectively.

9. COMMITMENTS AND CONTINGENCIES

Leases. The Company leases its current headquarters office facilities under an operating lease which expires November 30, 2004. The Company subleased its previous office facilities under an operating lease that expired in June of 1999. The Company also leases equipment under capital leases which expire at various dates through December 2001. Property and equipment under capital leases at January 2, 2000 totaled $124,200.

     The following is a schedule of future minimum lease payments as of January 2, 2000:

                                                          Capital leases         Operating leases
----------------------------------------------------------------------------------------------------
2000                                                            $ 49,731                 $491,900
2001                                                              41,981                  476,700
2002                                                                  --                  490,500
2003                                                                  --                  482,300
2004                                                                  --                  442,100
Thereafter                                                            --                       --
----------------------------------------------------------------------------------------------------
Total minimum capital lease payments                              91,712
Less-
Amount representing interest                                     (11,912)
   Current maturities                                            (40,229)
----------------------------------------------------------------------------------------------------
Noncurrent portion of minimum capital lease payments            $ 39,571
====================================================================================================

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

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

                         First Quarter         Second Quarter           Third Quarter          Fourth Quarter
(in thousands)           1999     1998          1999      1998          1999      1998         1999      1998
-----------------------------------------------------------------------------------------------------------------
Net sales              $6,409    $5,386       $ 7,119    $ 3,834       $ 4,785   $ 4,412      $ 7,016    $6,370
Gross profit            2,063     2,172         1,909         72         1,246     1,443        2,161     2,115
Net loss               $ (474)   $ (756)      $(1,266)   $(4,194)      $(2,274)  $(1,462)     $(1,366)   $ (712)
-----------------------------------------------------------------------------------------------------------------

Basic and diluted
  loss per common
  share                $(.05)    $ (.09)      $  (.14)   $  (.48)      $  (.26)  $  (.17)     $  (.15)   $ (.08)
-------------------------------------------------------------------------------------------------------------------

Price range of
 common stock(1):
  High                 3 1/2     5 9/16         2 5/8      4           1 11/16    3 5/8         1 1/2     4 1/4
  Low                  2         3 3/8          1 3/8      2 1/4         15/16    1 9/16          7/8     2 9/16

(1) FieldWorks, Incorporated common stock is traded on the Nasdaq National Market System under the symbol "FWRX".

11. SUBSEQUENT EVENT (UNAUDITED)

     On February 22, 2000, the Company completed a $4.25 million equity investment by Industrial-Works Holding Co., LLC, a wholly owned subsidiary of Glenmount International LP. Industrial-Works purchased 4,250,000 shares of the Company's convertible preferred stock for $1.00 per share. Additionally, Industrial-Works received warrants to purchase 500,000 shares of common stock with an exercise price of $1.00 per share. The transaction was approved at a special shareholders' meeting on February 7, 2000.

     On November 24, 1999, Nasdaq notified the Company that it was no longer in compliance with the net tangible asset requirement of $4,000,000 for continued listing of shares of the Company's Common Stock on the Nasdaq National Market. As a result of the Company's failure to meet the requirements for continued listing, Nasdaq reviewed the Company's eligibility for continued listing on the Nasdaq National Market, including the effect following the $4.25 million equity investment by Industrial-Works Holding Co, LLC. The Company appealed the delisting determination to a Nasdaq listing qualifications panel on February 24, 2000. As of the date of this filing, the results of the hearing have not yet been provided to the Company.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To FieldWorks, Incorporated: We have audited the accompanying consolidated balance sheets of FieldWorks, Incorporated (a Minnesota corporation) and Subsidiary as of January 2, 2000 and January 3, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FieldWorks, Incorporated and Subsidiary as of January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2000 in conformity with accounting principles generally accepted in the United States.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule of Valuation and Qualifying Accounts included in Item 14 of the Company's Form 10-K is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Minneapolis, Minnesota,
February 8, 2000

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                        Balance at        Additions      Deductions -
                                                        -----------       ----------     ------------
Fiscal                                                  Beginning of      Charged to     Write-Offs of  Balance at End
------                                                  ------------      ----------     -------------  --------------
Year                                                    Year              Expense        Accounts          of Year
----                                                    ----              -------        --------          -------
1999            Allowance for Doubtful Accounts         269,800           10,200           20,400            259,600
                Accrued Severance and Restructuring
                Costs                                   16,100            400,000          186,100           230,000

1998            Allowance for Doubtful Accounts         384,600           1,600            116,400           269,800
                Accrued Severance and Restructuring
                Costs                                   0                 447,500          431,400           16,100

1997            Allowance for Doubtful Accounts         201,400           236,500          53,300            384,600