Form 10-Q
period 2000-04-02
FIELDWORKS INC
filed 2000-05-16
CIK 912643

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

For the quarterly period ended April 2, 2000

                                      OR

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

                                (952) 974-7000
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     [X]     No      [_]


The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of May 9, 2000 was 8,894,426.

________________________________________________________________________________

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                           FIELDWORKS, INCORPORATED
                          Consolidated Balance Sheets

                                                                                                 April 2,            January 2,
                                                                                                   2000                2000
                                                                                                (Unaudited)
                                                 ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                 $   2,497,112       $      86,786
     Accounts receivable, net of allowance for doubtful accounts of $258,200 and
          $259,600, respectively                                                                   4,006,075           5,060,928
     Inventories                                                                                   4,560,832           4,513,664
     Prepaid expenses and other                                                                      793,549             509,574
------------------------------------------------------------------------------------------------------------------------------------
          Total current assets                                                                    11,857,568          10,170,952
------------------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT:
     Computers and equipment                                                                       2,390,497           2,213,933
     Furniture and fixtures                                                                        1,093,232           1,093,232
     Leasehold improvements                                                                          435,813             435,813
     Less: Accumulated depreciation                                                               (2,262,179)         (2,076,345)
-----------------------------------------------------------------------------------------------------------------------------------
          Property and equipment, net                                                              1,657,363           1,666,633
DEPOSITS AND OTHER ASSETS, NET                                                                        66,108             175,958
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               $  13,581,039       $  12,013,543
====================================================================================================================================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit                                                                            $     629,092       $   1,761,731
     Accounts payable                                                                              4,142,227           3,763,468
     Accrued warranty and product upgrade                                                            658,038             649,894
     Accrued compensation and benefits                                                               205,523             668,309
     Other accrued liabilities                                                                       356,022             497,117
     Deferred revenue                                                                                944,267             961,593
     Current maturities of capitalized lease obligations                                              39,459              40,229
------------------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                                6,974,628           8,342,341
CAPITALIZED LEASE OBLIGATIONS, less current maturities                                                30,483              39,571
SUBORDINATED NOTES PAYABLE:
     Notes payable                                                                                 3,000,000           3,000,000
     Less:  Discount on notes payable                                                               (661,500)           (771,750)
------------------------------------------------------------------------------------------------------------------------------------
          Notes payable, net                                                                       2,338,500           2,228,250
------------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                        9,343,611          10,610,162
------------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
     Series B Convertible Preferred Stock, $.001 par value, 4,250,000 shares authorized;
       4,250,000 and 0 issued and outstanding, respectively                                            4,250                  --
     Series C Convertible Preferred Stock, $.001 par value, 500,000 shares authorized;
       500,000 and 0 issued and outstanding, respectively                                                500                  --
     Common stock, $.001 par value, 30,000,000 shares authorized; 8,894,426
       issued and outstanding                                                                          8,894               8,894
     Additional paid-in capital                                                                   26,585,255          21,226,081
     Accumulated deficit                                                                         (22,361,471)        (19,831,594)
------------------------------------------------------------------------------------------------------------------------------------
          Total shareholders' equity                                                               4,237,428           1,403,381
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               $  13,581,039       $  12,013,543
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                           FIELDWORKS, INCORPORATED
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                               For the Three Months Ended
                                                          ------------------------------------
                                                               April 2,           April 4,
                                                                2000               1999
                                                          ------------------------------------
NET SALES                                                       $ 4,347,157        $6,409,196
COST OF SALES                                                     3,382,529         4,346,279
-----------------------------------------------------------------------------------------------
     Gross profit                                                   964,628         2,062,917
-----------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Sales and marketing                                            972,062           974,444
     General and administrative                                     887,157           711,728
     Research and development                                     1,128,660           853,004
-----------------------------------------------------------------------------------------------
     Total operating expenses                                     2,987,879         2,539,176
-----------------------------------------------------------------------------------------------
     Operating loss                                              (2,023,251)         (476,259)
INTEREST INCOME (EXPENSE) AND OTHER, net                           (256,626)            1,855
-----------------------------------------------------------------------------------------------
NET LOSS                                                         (2,279,877)         (474,404)
-----------------------------------------------------------------------------------------------
BENEFICIAL CONVERSION FEATURE
     APPLICABLE TO PREFERRED SHAREHOLDERS                          (250,000)               --
-----------------------------------------------------------------------------------------------
NET LOSS
     APPLICABLE TO COMMON SHAREHOLDERS                          $(2,529,877)       $ (474,404)
===============================================================================================

BASIC AND DILUTED EARNINGS (LOSS) PER
SHARE:
     Net loss per common share                                  $      (.28)       $     (.05)
===============================================================================================
     Weighted average common shares outstanding                   8,894,426         8,832,294
===============================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                           FIELDWORKS, INCORPORATED
                    Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                              For the Three Months Ended
                                                                         --------------------------------
                                                                            April 2,             April 4,
                                                                             2000                 1999
                                                                         --------------------------------
OPERATING ACTIVITIES:
   Net loss before beneficial conversion feature                        $  (2,279,877)        $  (474,404)
   Adjustments to reconcile net loss to net cash used for
      Operating activities-
         Depreciation and amortization                                        185,834             189,671
         Accrued product upgrade and restructuring costs                     (229,557)            (87,524)
         Non-cash financing and other expenses                                110,250                  --
         Change in operating items:
             Accounts receivable                                            1,054,853            (994,030)
             Inventories                                                      (47,168)         (1,129,303)
             Prepaid expenses and other                                      (174,125)             12,435
             Accounts payable                                                 378,759           1,380,790
             Accrued expenses                                                (366,180)           (257,535)
             Deferred revenue                                                 (17,326)             (3,875)
---------------------------------------------------------------------------------------------------------
             Net cash used for operating activities                        (1,384,537)         (1,363,775)
---------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
    Net purchases of property and equipment                                  (176,564)           (187,746)
---------------------------------------------------------------------------------------------------------
         Net cash used for investing activities                              (176,564)           (187,746)
---------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
    Proceeds from issuance of preferred stock                               5,113,924                  --
    Proceeds from issuance of common stock                                         --              47,501
    Net line of credit borrowings (repayments)                             (1,132,639)           (178,529)
    Payment of capitalized lease obligations                                   (9,858)             (7,920)
---------------------------------------------------------------------------------------------------------
             Net cash provided by financing activities                      3,971,427            (138,948)
---------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                                         2,410,326          (1,690,469)
CASH AND CASH EQUIVALENTS, beginning of period                                 86,786           1,690,469
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                $   2,497,112         $        --
---------------------------------------------------------------------------------------------------------
SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Cash paid for interest                                              $     123,428         $    18,666
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                            FIELDWORKS, INCORPORATED
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1.   Basis of Presentation:

The accompanying unaudited consolidated financial statements of FieldWorks, Incorporated (FieldWorks or the Company), should be read in conjunction with the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K, for the fiscal year ended January 2, 2000. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   Inventories:

  Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method, and consisted of the following:

                                                   April 2,         January 2,
                                                    2000              2000
                                                --------------------------------
Raw materials                                       $2,538,983        $3,159,548
Work in process                                        834,368           575,694
Finished goods                                       1,187,482           778,422
--------------------------------------------------------------------------------
     Total                                          $4,560,833        $4,513,664
--------------------------------------------------------------------------------

3.   Financing:

  On March 31, 2000, the Company issued 500,000 shares of the Company's Series C Convertible Participating Preferred Stock to Industrial-Works Holding Co., LLC, a wholly owned subsidiary of Glenmount International L.P. for $1.0 million. The Company issued a warrant to Industrial-Works to purchase 100,000 shares of common stock with an exercise price of $2.00 per share in connection with this transaction. This resulted in a beneficial conversion feature charge of $250,000 reflected in the Consolidated Statement of Operations.

  On February 22, 2000, the Company issued 4,250,000 shares of Series B Convertible Participating Preferred Stock (each share of which is initially convertible into one share of Common Stock) to Industrial-Works Holding Co., LLC, a wholly owned subsidiary of Glenmount International L.P. Industrial-Works Holding Co., LLC, also received a warrant to purchase 500,000 shares of common stock with an exercise price of $1.00 per share. The transaction was approved at a special meeting of shareholders held on February 7, 2000. The Company intends to use the net proceeds for market expansion and new product development as well as for working capital and general corporate purposes.

  On April 3, 2000, the Company announced a proposed stock rights offering for shares of common stock in the Company. Under the terms of the offering, the Company would grant each of its shareholders of record on April 14, 2000, the non-transferable right to purchase one newly issued share of common stock for $2.00 per share for each three shares of common stock, outstanding or issuable on conversion of preferred stock outstanding, on the record date. The rights would be exercisable for 30 days from the date issued. On April 7, 2000, the Company filed, with the Securities and Exchange Commission, a registration statement on Form S-2 with respect to this proposed offering.

4.   Change in Nasdaq listing:

  As of May 1, 2000, the Company's stock listing was transferred to the Nasdaq Small Cap Market as a result of falling below the Nasdaq National Market's minimum net tangible asset listing requirement in the third quarter of 1999, prior to the $4.25 million equity investment by Glenmount in February 2000.

5.   Workforce Reduction:

  On May 11, 2000, the Company reduced its workforce by approximately 20 positions. The reduction represented 20% of the Company's employees. The reduction resulted in a charge of approximately $200,000 against earnings, primarily for employee severance costs, which the Company will recognize in the second quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "expects," "intends," "estimates," "should," "may" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of new products, market acceptance of new products, technological obsolescence, dependence on third-party manufacturers and suppliers, risks associated with the Company's dependence on proprietary technology, and the long customer sales cycle. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. The Company's forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under the "Cautionary Statement" filed as Exhibit 99.1 to its Form 10-K for the year ended January 2, 2000.

Results of Operations

  The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:

                                                           For the Three Months Ended
                                                         -------------------------------
                                                            April 2,        April 4,
                                                             2000            1999
                                                         -------------------------------
Net sales                                                          100%            100%
Cost of sales                                                       78              68
----------------------------------------------------------------------------------------
     Gross profit                                                   22              32
Operating expenses:
     Sales and marketing                                            22              15
     General and administrative                                     20              11
     Research and development                                       26              13
--------------------------------------------------------------------------------------
     Total operating expenses                                       68              39
--------------------------------------------------------------------------------------
Operating loss                                                     (46)             (7)
Interest income (expense) and other, net                            (6)              *
--------------------------------------------------------------------------------------
Net loss                                                           (52)             (7)
--------------------------------------------------------------------------------------
Beneficial Conversion Feature                                       (6)             --
        Applicable to Preferred Shareholders
--------------------------------------------------------------------------------------
Net loss                                                           (58)%            (7)%
        Applicable to Common Shareholders
--------------------------------------------------------------------------------------

*Less than .5%.

  Net Sales.   The Company's net sales decreased $2.1 million, or 32%, to $4.3 million in the first quarter of fiscal 2000 from $6.4 million in the first quarter of fiscal 1999. The decrease was due to the delay of anticipated customer orders and the postponement of the introduction of the 8000 Series Workstation as the result of development and testing delays. Unit volumes of the 5000 Series Workstation increased to 40% in the first quarter of 2000 from 26% in the first quarter of 1999. Unit volumes of the 7000 Series Workstation decreased to 33% in the first quarter of 2000 from 74% in the first quarter of
1999 due to customers awaiting the 8000 Series Workstation.   Sales of the 5000
Series Workstations represented 44% and 47% of net sales for the three months ended April 2, 2000 and April 4, 1999, respectively. Unit volumes of the 2000 Series Embedded Vehicle Server were 27% in the first quarter of 2000. Production of the FW2000 began in mid-1999; therefore, there were no comparable sales in the first quarter of 1999.

  The Company is targeting sales in trucking, heavy equipment, public services and field technologies markets with emphasis on providing customer specific solutions. Two customers accounted for greater than 10% of net sales in the first quarter of 2000, John Deere Information Systems and the City of Palm Springs, represented $0.9 million and $0.5 million of the Company's net sales, respectively. One customer, Ryder Transportation Services, represented $2.6 million of the Company's net sales for the first quarter of 1999.

  International sales decreased to $0.7 million, or 15% of net sales, for the first quarter of 2000 from $1.0 million, or 16% of net sales, for the comparable period in 1999. The decrease is due to the delayed introduction of the 8000 Series Workstation. The majority of international sales, 67% and 75% of net sales for the first quarter of 2000 and 1999, respectively, are in Europe. The Company believes that international sales, as a percentage of net sales, will range from 15-20% for the remainder of 2000, with little impact on the Company's results of operations or liquidity.

  Gross Profit.   Gross profit decreased to $1.0 million, or 22% of net sales, for the first quarter of 2000 from $2.1 million, or 32% of net sales for the first quarter of 1999. Gross margin was negatively impacted by duplicative manufacturing overhead costs due to transitioning to outsourcing in the first quarter of 2000. Gross margin was also negatively impacted by start-up costs associated with the introduction of the FW8000 Series, lower margins on the 2000 Series Mobile Embedded Server and decreased revenue base in which to allocate fixed overhead costs. The

Company's gross profit margin will fluctuate as a result of a number of factors, including mix of products sold, inventory obsolescence, the proportion of international sales, large customer contracts (with the associated volume discounts) and outsourcing expenses.

  The Company has outsourced the final assembly process during the first quarter of 2000 and anticipates reducing inventory levels throughout the year 2000. Repair and final integration work will remain at the Company for the near future. The Company anticipates outsourcing will moderately reduce future material costs, inventory write-offs and operating expenses. The Company anticipates gross profit margins in the low 30% range in the near future.

  Sales and Marketing.   Sales and marketing expenses include salaries, sales
commissions, travel, technical support and professional services personnel, advertising, promotions and trade shows. In addition, these expenses include the labor and material costs related to maintaining the Company's standard one-year warranty on its products. Sales and marketing expenses remained constant at $1.0 million for the first quarter of 2000 and 1999. As a percentage of net sales, sales and marketing expenses increased to 22% for the first quarter of 2000 from 15% for the first quarter of 1999. The Company plans to continue expanding its resale channels through Value Added Resellers (VARs) as well as moderately increase its advertising and promotion costs within its target markets. The Company anticipates growth of sales and marketing to be less than the growth of sales in the future.

  General and Administrative. General and administrative expenses include the Company's executive, finance and administration, human resources, and information services departments. These expenses increased to $0.9 million for the quarter ended April 2, 2000, from $0.7 million for the quarter ended April 4, 1999. As a percentage of net sales, general and administrative expenses increased to 20% for the quarter ended April 2, 2000, from 11% for the quarter ended April 4, 1999. The increase is primarily due to the fees associated with the management services agreement with Glenmount International, L.P. The Company anticipates holding the percentage growth of general and administrative expenses to a level less than the growth of sales in the future.

  Research and Development.   Research and development expenses are incurred in
the design, development and testing of new or enhanced products, services and customized computing platforms. These costs are expensed as incurred. Research and development expenses increased to $1.1 million in the first quarter of 2000
from $0.9 million for the first quarter of 1999.   As a percentage of net sales,
research and development costs were 26% and 13% for the first quarter of 2000 and 1999, respectively. The $0.2 million increase was primarily due to the development of new products, including the FieldWorks 8000 Series Workstation Platform and engineering support of customer-specific applications. Additionally, the Company is incurring product re-design expenses to incorporate embedded systems technology and reduce product costs. The Company expects research and development expenses to decrease as a percentage of net sales through 2000 due to finalizing the 8000 Series Workstation and completing product outsourcing.

  Interest Income (Expense) and Other, Net.   Net interest expense was
approximately $267,000 for the first quarter of 2000 compared to net interest income of $2,000 for the comparable period in 1999. The increase in interest expense is due to borrowings on the Company's line of credit and interest payments on its subordinated notes. Additionally, financing costs of $882,000 related to warrants issued in September 1999 will be amortized over the next two years. The Company anticipates recording net interest expense for the foreseeable future.

Liquidity and Capital Resources

  On April 3, 2000, the Company announced a stock rights offering for shares of common stock in the Company. Under the terms of the offering, the Company would grant each of its shareholders of record on April 14, 2000, the non-transferable right to purchase one newly issued share of common stock for $2.00 per share for each three shares of common stock outstanding or issuable on conversion of preferred stock outstanding, on the record date. The rights would be exercisable for 30 days from the date issued. On April 7, 2000, the Company filed, with the Securities and Exchange Commission, a registration statement on Form S-2 with respect to this proposed offering.

  On March 31, 2000, in conjunction with the above-mentioned stock rights offering, the Company issued 500,000 shares of the Company's Series C Convertible Participating Preferred Stock to Industrial-Works Holding Co., LLC, a wholly owned subsidiary of Glenmount International L.P. for $1.0 million. The Company recorded a

$250,000 charge relating to the beneficial conversion feature. The Company issued a warrant to Industrial-Works to purchase 100,000 shares of common stock with an exercise price of $2.00 per share in connection with this transaction. If the Company does not close a stock rights offering with a minimum of $5 million in gross offering proceeds prior to June 30, 2000, the conversion rate is adjusted to two shares of common stock for each share of Series C Convertible Participating Preferred Stock.

  On February 22, 2000, the Company completed a $4.25 million equity investment by Industrial-Works Holding Co., LLC, a wholly owned subsidiary of Glenmount International L.P. In exchange for the $4.25 million investment, the Company issued 4,250,000 shares of Series B Convertible Participating Preferred Stock (each share of which is initially convertible into one share of common stock). Industrial-Works Holding Co., LLC, also received a warrant to purchase 500,000 shares of common stock at $1.00 per share. The transaction was approved at a special meeting of shareholders held on February 7, 2000. The Company intends to use the net proceeds for market expansion and new product development as well as for working capital and general corporate purposes.

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

  In November 1998, the Company entered into a two-year, $3.0 million line of credit agreement. Borrowings bear interest at the greater of 4% over prime or 9%. The interest rate changed from 3% over prime to 4% over prime in the third quarter of 1999 due to default on the Company's profitability covenant. At April 2, 2000, the interest rate was 13%. The line of credit balance was $0.6 million as of April 2, 2000, as compared to $1.8 million at January 2, 2000.
The borrowing base consists of 75% of eligible receivables plus the lesser of $600,000 or 30% of eligible inventory as defined in the agreement. Availability based on the borrowing base calculation, including accounts receivable and inventory, was $2.1 million as of April 2, 2000 and was $3.0 million as of January 2, 2000. The agreement contains a covenant requiring cumulative year-to-date profit on a quarterly basis. The Company was out of compliance with the covenant as of April 2, 2000, and has received a written waiver of default. Failure to comply with this covenant in the future could result in default, interest rate increases and immediate repayment requirements. The Company intends to renew this agreement upon expiration or pursue a replacement source of financing. However, there can be no assurances that a credit agreement will be available to the Company.

  Cash used for operating activities totaled $1.4 million for the first three months of 2000. The Company's accounts receivable decreased $1.1 million from $5.1 million at January 2, 2000 to $4.0 million at April 2, 2000 due to timing of increased sales at the end of the fourth quarter in 1999. Inventories increased slightly to $4.6 million at April 2, 2000, from $4.5 million at January 2, 2000 due to continued purchases for anticipated sales in the first and second quarters of 2000.

  During the first quarter of 2000, the Company purchased $0.2 million of property, plant and equipment. The expenditures related primarily to manufacturing tooling for vendors of the Company's FW8000 Series Workstation Platform. The Company anticipates maintaining this level of tooling expenditures in the foreseeable future, as new product line developments are completed and existing platforms are enhanced. However, the Company's overall property, plant and equipment expenditures are expected to decrease slightly as compared to prior years due to no additional planned leasehold improvements.

  On April 28, 2000, the Company announced it has retained Goldsmith, Agio, Helms & Lynner, Ltd., partially in response to a third-party inquiry, to assist the Company in exploring strategic alternatives.

  The Company anticipates that the proceeds from its issuance of preferred shares, together with its line of credit, and anticipated operating cash flows, and proceeds from the alternative equity sources it is pursuing, should be sufficient to fund its cash flow needs through the year 2000. Cash requirements for future periods depend on demand for the Company's products, cash management operations, growth rate and acquisition strategies, among other factors. There can be no assurances that additional financing, if needed, will be available, or if it is available, that it would be on terms favorable to the Company and would not be dilutive to existing shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risk related to changes in interest rates on borrowings under the Company's line of credit agreement. The line of credit bears interest based on the Prime Lending Rate. At April 2, 2000, the Company had $0.6 million outstanding. Based on analysis, interest rate shifts would have an immaterial impact on the Company.

  The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents. The Company invests any excess cash and cash equivalents in money market instruments. The Company had $2.5 million in cash and cash equivalents at April 2, 2000. Based on analysis, shifts in money market rates would have an immaterial impact on the Company.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  On March 31, 2000, the Company issued 500,000 shares of the Company's Series C Convertible Participating Preferred Stock to Industrial-Works Holding Co., LLC, a wholly owned subsidiary of Glenmount International L.P., in exchange for $1.0 million. The Company also issued a warrant to Industrial-Works to purchase 100,000 shares of common stock.

  On February 22, 2000, the Company issued 4,250,000 shares of the Company's Series B Convertible Participating Preferred Stock to Industrial-Works Holding Co., LLC, a wholly owned subsidiary of Glenmount International L.P., in exchange for $4.25 million. The Company also issued a warrant to Industrial-Works to purchase 500,000 shares of common stock.

  Each share of Series B and Series C Preferred Stock is initially convertible into one share of common stock. The Company intends to use the net proceeds for market expansion and new product development as well as for working capital and general corporate purposes.

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

  The sale and issuance of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering, where the purchasers represented their intention to acquire securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and received or had access to adequate information about the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  A Special Meeting of Shareholders was held on February 7, 2000. The shareholders voted on two matters: (1) to approve the transactions contemplated by that certain Securities Purchase Agreement dated November 20, 1999, between the Company and Industrial Works Holding Corp., a wholly owned subsidiary of Glenmount International L.P., including the issuance and sale to Industrial-Works of 4,250,000 shares of Series B Preferred Stock of the Company and a warrant to purchase 500,000 shares of common stock of the Company, and (2) to approve that certain Voting Agreement dated November 20, 1999, by and among the Company, Industrial-Works, and certain officers and directors of the Company and their affiliates, and the voting rights of the shares subject to the Voting Agreement. The shareholders voted in favor of all matters by the following votes:

                                                          Votes         Votes           Votes          Broker
                                                           For         Against        Abstained       Non Vote
                                                       ----------------------------------------------------------
Approve transactions contemplated by the Securities
 Purchase Agreement                                    4,336,364        86,551          33,500           0

Approve Voting Agreement                               4,334,364        87,051          35,000           0


ITEM 5.  OTHER INFORMATION

  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 3.1 Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement filed on Form S-1, File No. 333-18335)

     Exhibit 3.2 Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement filed on Form S-1, File No. 333-18335)

     Exhibit 4.1 Certificate of Designation of Series B Convertible Participating Preferred Stock (filed herewith)

     Exhibit 4.2 Warrant to Purchase Shares of Common Stock including Exhibit A to Warrant Issued by the Company (filed herewith)

     Exhibit 4.3 Certificate of Designation of Series C Convertible Participating Preferred Stock (filed herewith)

     Exhibit 4.4 Warrant to Purchase Shares of Common Stock including Exhibit A to Warrant Issued to Industrial-Works Holding Co., LLC by the Company (filed herewith)

     Exhibit 10.1 Securities Purchase Agreement between the Company and Industrial-Works Holding Corp., dated November 20, 1999 (filed herewith)

     Exhibit 10.2 Preferred Stock Purchase Agreement between the Company and Industrial-Works Holding Co., LLC dated as of March 31, 2000 (filed herewith)

     Exhibit 10.3 Voting and Transfer Restriction Agreement, dated November 20, 1999, by and between selected Shareholders and the Company (filed herewith)

     Exhibit 10.4 Management Services Agreement, dated November 20, 1999, by and between Glenmount, LLC and the Company (filed herewith)

     Exhibit 10.5 Letter Amendment, dated February 18, 20000, to the Management Services Agreement by and between Glenmount, LLC and the Company (filed herewith)

     Exhibit 10.6 Letter dated March 31, 2000, from Industrial-Works Holding Co., LLC to the Company (filed herewith)

     Exhibit 27.1   Financial Data Schedule (filed herewith)



(b) Reports on Form 8-K: One report on Form 8-K was filed by the Company during the fiscal quarter ended April 2, 2000. The report, dated February 23, 2000, stated that the Company completed its $4.25 million equity transaction with Industrial-Works Holding Co., LLC (a wholly owned subsidiary of Glenmount International L.P.). The transaction was approved at a special meeting of shareholders held on February 7, 2000.


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIELDWORKS, INCORPORATED


Date:  May 16, 2000                      /s/ Karen L. Engebretson
                                    -------------------------------------
                                    Karen L. Engebretson, Vice President of
                                    Finance and CFO (as authorized officer and
                                    principal financial officer)