Form 10-Q
period 2000-07-02
FIELDWORKS INC
filed 2000-08-16
CIK 912643

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

For the quarterly period ended July 2, 2000

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

Yes [X]    No [_]


The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of August 9, 2000 was 8,894,426.

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                            FIELDWORKS, INCORPORATED
                           Consolidated Balance Sheets

                                                                                                July 2,        January 2,
                                                                                                 2000             2000
                                                                                             (Unaudited)
                                         ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                 $  2,306,874    $     86,786
   Accounts receivable, net of allowance for doubtful accounts of $231,551 and
     $259,600, respectively                                                                     2,990,600       5,060,928
   Inventories                                                                                  4,353,843       4,513,664
   Prepaid expenses and other                                                                     669,960         509,574
----------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                                  10,321,277      10,170,952
----------------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT:
   Computers and equipment                                                                      2,348,900       2,213,933
   Furniture and fixtures                                                                       1,104,891       1,093,232
   Leasehold improvements                                                                         435,813         435,813
   Less: Accumulated depreciation                                                              (2,445,913)     (2,076,345)
----------------------------------------------------------------------------------------------------------------------------
         Property and equipment, net                                                            1,443,691       1,666,633
DEPOSITS AND OTHER ASSETS, NET                                                                     69,014         175,958
----------------------------------------------------------------------------------------------------------------------------
                                                                                             $ 11,833,982    $ 12,013,543
============================================================================================================================

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit                                                                            $  1,266,794    $  1,761,731
   Accounts payable                                                                             2,922,549       3,763,468
   Accrued warranty and product upgrade                                                           519,868         649,894
   Accrued compensation and benefits                                                              291,087         668,309
   Other accrued liabilities                                                                      317,553         497,117
   Deferred revenue                                                                               834,963         961,593
   Current maturities of capitalized lease obligations                                             19,813          40,229
----------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                              6,172,627       8,342,341
CAPITALIZED LEASE OBLIGATIONS, less current maturities                                             39,913          39,571
SUBORDINATED NOTES PAYABLE:
   Notes payable                                                                                5,500,000       3,000,000
   Less:  Discount on notes payable                                                              (988,750)       (771,750)
----------------------------------------------------------------------------------------------------------------------------
         Notes payable, net                                                                     4,511,250       2,228,250
----------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                                     10,723,790      10,610,162
----------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
   Series B Convertible Preferred Stock, $.001 par value, 4,250,000 shares authorized;
     4,250,000 and 0 issued and outstanding, respectively                                           4,250              --
   Series C Convertible Preferred Stock, $.001 par value, 500,000 shares authorized;
     500,000 and 0 issued and outstanding, respectively                                               500              --
   Common stock, $.001 par value, 30,000,000 shares authorized; 8,894,426
     issued and outstanding                                                                         8,894           8,894
   Additional paid-in capital                                                                  26,982,755      21,226,081
   Accumulated deficit                                                                        (25,886,207)    (19,831,594)
----------------------------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                             1,110,192       1,403,381
----------------------------------------------------------------------------------------------------------------------------
                                                                                             $ 11,833,982    $ 12,013,543
============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                            FIELDWORKS, INCORPORATED
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                 For the Three Months Ended       For the Six Months Ended
                                                ----------------------------    ----------------------------
                                                   July 2,         July 4,        July 2,          July 4,
                                                    2000            1999            2000            1999
                                                ------------    ------------    ------------    ------------
NET SALES                                       $  4,049,904    $  7,119,348    $  8,397,061    $ 13,528,544
COST OF SALES                                      3,368,537       5,210,601       6,751,066       9,556,880
-----------------------------------------------------------------------------------------------------------------
         Gross profit                                681,367       1,908,747       1,645,995       3,971,664
-----------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
     Sales and marketing                           1,310,240       1,497,508       2,282,302       2,471,952
     General and administrative                    1,244,413         842,416       2,131,570       1,554,144
     Research and development                      1,416,438         814,111       2,545,098       1,667,115
         Total operating expenses                  3,971,091       3,154,035       6,958,970       5,693,211
         Operating loss                           (3,289,724)     (1,245,288)     (5,312,975)     (1,721,547)
INTEREST INCOME (EXPENSE) AND OTHER, net            (235,012)        (20,311)       (491,638)        (18,456)
NET LOSS                                        $ (3,524,736)   $ (1,265,599)   $ (5,804,613)   $ (1,740,003)
-----------------------------------------------------------------------------------------------------------------
BENEFICIAL CONVERSION FEATURE
        APPLICABLE TO PREFERRED SHAREHOLDERS              --              --        (250,000)             --
-----------------------------------------------------------------------------------------------------------------
NET LOSS
        APPLICABLE TO COMMON SHAREHOLDERS       $ (3,524,736)   $ (1,265,599)   $ (6,054,613)   $ (1,740,003)
=================================================================================================================

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
   Net loss per common share                    $       (.40)   $       (.14)   $       (.68)   $       (.20)
=================================================================================================================
   Weighted average common shares outstanding      8,894,426       8,876,745       8,894,426       8,854,519
=================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                            FIELDWORKS, INCORPORATED
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               For the Six Months Ended
                                                                              --------------------------
                                                                                 July 2,        July 4,
                                                                                  2000           1999
                                                                              ------------   -----------
OPERATING ACTIVITIES:
     Net loss before beneficial conversion feature                            $(5,804,613)   $(1,740,003)
     Adjustments to reconcile net loss to net cash used for
        Operating activities-
          Depreciation and amortization                                           369,568        369,859
          Accrued product upgrade and restructuring costs                        (314,704)      (174,692)
          Non-cash financing                                                      220,500           --
          Change in operating items:
               Accounts receivable                                              2,070,329        758,518
               Inventories                                                        159,821       (538,351)
               Prepaid expenses and other                                         (53,443)         7,313
               Accounts payable                                                  (840,919)       203,691
               Accrued expenses                                                  (372,108)       (66,004)
               Deferred revenue                                                  (126,630)        13,320
-----------------------------------------------------------------------------------------------------------
               Net cash used for operating activities                          (4,692,199)    (1,166,349)
-----------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
     Net purchases of property and equipment                                     (146,626)      (430,696)
-----------------------------------------------------------------------------------------------------------
          Net cash used for investing activities                                 (146,626)      (430,696)
-----------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
     Proceeds from issuance of preferred stock                                  5,073,924             --
     Proceeds from issuance of common stock                                            --         70,500
     Notes Payable                                                              2,500,000             --
     Net line of credit borrowings (repayments)                                  (494,937)      (152,782)
     Payment of capitalized lease obligations                                     (20,074)       (11,142)
-----------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities                             7,058,913        (93,424)
-----------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                                             2,220,088     (1,690,469)
CASH AND CASH EQUIVALENTS, beginning of period                                     86,786      1,690,469
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                      $ 2,306,874    $        --
===========================================================================================================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Cash paid for interest                                                   $   229,454    $    45,489
NONCASH FINANCING ACTIVITIES:
        Issuance of Warrants                                                  $   437,500    $        --
===========================================================================================================

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

2.   Inventories:

     Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method, and consisted of the following:

                                                 July 2,        January 2,
                                                   2000            2000
                                                ----------      ----------
Raw materials                                   $3,078,110      $3,159,548
Work in process                                    438,308         575,694
Finished goods                                     837,425         778,422
----------------------------------------------------------------------------
     Total                                      $4,353,843      $4,513,664
============================================================================

3.   Financing:

     On June 29, 2000, the Company entered into a Purchase and Option Agreement with FWRKS Acquisition Corp., a wholly-owned subsidiary of Kontron Embedded Computers AG (Kontron). Kontron was granted an option through August 15, 2000 to purchase 7.75 million shares of FieldWorks common stock at a total purchase price of $7.75 million. In addition, Kontron and Industrial-Works Holding Co., LLC, (IWHC), have executed an option agreement where IWHC is entitled to purchase 60,000 shares of Kontron Stock in exchange for 2,428,600 shares of Series B Convertible Preferred Stock of FieldWorks and 285,700 shares of Series C Convertible Preferred Stock of FieldWorks held by IWHC. These preferred shares are convertible into 3,000,000 shares of FieldWorks Common Stock. If this option is exercised, the Company will seek shareholder approval of the issuance of common stock to Kontron and the exchange of IWHC's shares to Kontron prior to the closing of these transactions. Following the closing of these transactions, Kontron would own a controlling interest in the Company owning in excess of 12 million shares on an as if converted basis.

     In addition, the Company received $2.5 million on June 30, 2000 and issued a subordinated note to Kontron which bears interest at 11% per annum and matures in September 2001. Kontron also received warrants to purchase 1.25 million shares of common stock exercisable at $1.00 per share. The warrants are exercisable until November 15, 2000, and were recorded at their estimated fair value at the date of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "expects," "intends," "estimates," "should," "may" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of new products, market acceptance of new products, technological obsolescence, dependence on third-party manufacturers and suppliers, risks associated with the Company's dependence on proprietary technology, the long customer sales cycle and uncertainty regarding whether Kontron Embedded Computers AG will exercise its option to purchase capital stock in the Company. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. The Company's forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under the "Cautionary Statement" filed as Exhibit 99.1 to its Form 10-K for the year ended January 2, 2000.

Results of Operations

     The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:

                                                   For the Three          For the Six
                                                   Months Ended           Months Ended
                                                -------------------   -------------------
                                                July 2,     July 4,    July 2,    July 4,
                                                 2000        1999       2000       1999
                                                -------     -------    -------    -------
Net sales                                         100%       100%       100%       100%
Cost of sales                                      83         73         80         71
-----------------------------------------------------------------------------------------
     Gross profit                                  17         27         20         29
Operating expenses:
     Sales and marketing                           32         21         27         18
     General and administrative                    41         12         30         12
     Research and development                      25         12         26         12
-----------------------------------------------------------------------------------------
          Total operating expenses                 98         45         83         42
-----------------------------------------------------------------------------------------
Operating loss                                    (81)       (18)       (63)       (13)
Interest income (expense) and other, net           (6)         *         (6)         *
-----------------------------------------------------------------------------------------
Net loss                                          (87)       (18)       (69)       (13)
-----------------------------------------------------------------------------------------
Beneficial Conversion Feature
        Applicable to Preferred Shareholders       --         --         (3)        --
-----------------------------------------------------------------------------------------
Net loss
        Applicable to Common Shareholders         (87)%      (18)%      (72)%      (13)%
=========================================================================================

*Less than .5%.

     Net Sales. The Company's net sales decreased $3.1 million, or 43%, to $4.0 million in the second quarter of fiscal year 2000 from $7.1 million in the second quarter of fiscal 1999 and decreased 37% to $8.4 million in the first six months of fiscal year 2000 from $13.5 million for the comparable period in 1999. The decrease was due to the delayed introduction of the 8000 Series Workstation as the result of development and testing delays. Additionally, sales in 1999 included large customer orders of the 5000 Series Workstation. There were no comparable large customer orders in fiscal year 2000.

     The Company is targeting sales in trucking, heavy equipment, public services and field technologies markets. Two customers accounted for greater than 10% of net sales in the second quarter of fiscal year 2000, John Deere Information Systems and the Franklin Police Department, representing $0.5 million and $0.6 million of the Company's net sales, respectively.

     International sales were $0.7 million, or 16% of net sales, for the second quarter of fiscal year 2000 compared to $1.9 million, or 14% of net sales, for the second quarter in 1999. The decrease is due to the delayed introduction of the 8000 Series Workstation. The majority of international sales, 76% and 72% of net sales for the second quarter of 2000 and 1999, respectively, are in Europe.

     Gross Profit. Gross profit decreased to $0.7 million, or 17% of net sales, for the second quarter of fiscal year 2000 from $1.9 million, or 27% of net sales for the second quarter of 1999. Gross profit decreased to $1.6 million, or 20% of net sales for the first six months of fiscal year 2000 from $4.0 million, or 29% of net sales, for the first six months of 1999. Gross margin was negatively impacted by the decreased revenue base in which to allocate fixed overhead costs. The Company's gross profit margin will fluctuate as a result of a number of factors, including mix of products sold, inventory obsolescence, the proportion of international sales, large customer contracts (with the associated volume discounts) and outsourcing expenses.

     The Company has outsourced the final assembly process during the first quarter of fiscal year 2000. Repair and final integration work will remain at the Company for the near future. The Company anticipates outsourcing will moderately reduce future material costs, inventory write-offs and operating expenses.

     Sales and Marketing. Sales and marketing expenses include salaries, sales commissions, travel, technical support and professional services personnel, advertising, promotions and trade shows. In addition, these expenses include the labor and material costs related to maintaining the Company's standard one-year warranty on its products. Sales and marketing expenses were $1.3 million for the second quarter of fiscal year 2000 compared to $1.0 million for the second quarter of 1999. As a percentage of net sales, sales and marketing expenses increased to 32% for the second quarter of fiscal year 2000 from 21% for the second quarter of 1999. In the first six months of fiscal year 2000, sales and marketing expenses were $2.3 million and 27% of net sales as compared to $2.5 million and 18% of net sales in the first six months of 1999. The Company plans to continue expanding its resale channels through Value Added Resellers (VARs) as well as moderately increase its advertising and promotion costs within its target markets.

     General and Administrative. General and administrative expenses include the Company's executive, finance and administration, human resources, and information services departments. These expenses increased to $1.2 million for the quarter ended July 2, 2000, from $0.8 million for the quarter ended July 4, 1999. As a percentage of net sales, general and administrative expenses increased to 31% for the quarter ended July 2, 2000, from 12% for the quarter ended July 4, 1999. General and administrative expenses were $2.1 million, or 25% of net sales for the first six months of fiscal year 2000 as compared to $1.6 million, or 12% of net sales for the comparable period in 1999. The increase is primarily due to the fees associated with the management services related to the investment by Industrial-Works Holding Co., LLC, legal expenses and recruitment expenses for changes to the management team.

     Research and Development. Research and development expenses are incurred in the design, development and testing of new or enhanced products, services and customized computing platforms. These costs are expensed as incurred. Research and development expenses increased to $1.4 million in the second quarter of fiscal year 2000 from $0.8 million for the second quarter of 1999. As a percentage of net sales, research and development costs were 35% and 12% for the second quarter of 2000 and 1999, respectively. Research and development expenses increased to $2.5 million for the first six months of fiscal year 2000 from $1.7 million for the comparable period in 1999. As a percentage of net sales, research and development expenses increased to 30% for the first six months of fiscal year 2000 from 12% for the first six months of 1999. The increase was primarily due to the Company's product re-design expenses to incorporate embedded systems technology and reduce product costs.

     Interest Income (Expense) and Other, Net. Net interest expense was approximately $235,000 for the second quarter of fiscal year 2000 compared to net interest expense of $20,000 for the comparable period in 1999. Net interest expense for the first six months of fiscal year 2000 was $492,000 compared to net interest expense of

$18,000 for the comparable period in 1999. The increase in interest expense is due to borrowings on the Company's line of credit and interest payments on its subordinated notes. Additionally, financing costs of $882,000 related to warrants issued in September 1999 will be amortized over the next two years ending September 2001 and financing costs of $437,500 related to warrants issued to Kontron in June 2000 will be amortized through September 2001.

Liquidity and Capital Resources

      On June 29, 2000, the Company entered into a Purchase and Option Agreement with FWRKS Acquisition Corp., a wholly-owned subsidiary of Kontron Embedded Computers AG (Kontron). Kontron was granted an option through August 15, 2000 to purchase 7.75 million shares of FieldWorks common stock at a total purchase price of $7.75 million. In addition, Kontron and Industrial-Works Holding Co., LLC (IWHC),
 have
executed an option agreement where IWHC is entitled to purchase 60,000 shares of Kontron Stock in exchange for 2,428,600 shares of Series B Convertible Preferred Stock of FieldWorks and 285,700 shares of Series C Convertible Preferred Stock of FieldWorks held by IWHC. These preferred shares are convertible into 3,000,000 shares of FieldWorks Common Stock. If this option is exercised, the Company will seek shareholder approval of the issuance of common stock to Kontron and the exchange of IWHC's shares to Kontron prior to the closing of these transactions. Following the closing of these transactions, Kontron would own a controlling interest in the Company owning in excess of 12 million shares of common stock on an as if converted basis.

      In addition, the Company received $2.5 million on June 30, 2000 and issued a subordinated note to Kontron which bears interest at 11% per annum and matures in September 2001. Kontron also received warrants to purchase 1.25 million shares of common stock exercisable at $1.00 per share. The warrants are exercisable until November 15, 2000, and were recorded at their estimated fair value at the date of issuance.

     On March 31, 2000, the Company issued 500,000 shares of the Company's Series C Convertible Participating Preferred Stock to Industrial-Works Holding Co., LLC. The Company recorded a $250,000 charge relating to the beneficial conversion feature. The Company issued a warrant to Industrial-Works to purchase 100,000 shares of common stock with an exercise price of $2.00 per share in connection with this transaction. The Company did not close a stock rights offering with a minimum of $5 million in gross offering proceeds prior to June 30, 2000, therefore, the conversion rate was adjusted to two shares of common stock for each share of Series C Convertible Participating Preferred Stock.

     On February 22, 2000, the Company completed a $4.25 million equity investment by Industrial-Works Holding Co., LLC. In exchange for the $4.25 million investment, the Company issued 4,250,000 shares of Series B Convertible Participating Preferred Stock (each share of which is initially convertible into one share of common stock). Industrial-Works Holding Co., LLC, also received a warrant to purchase 500,000 shares of common stock at $1.00 per share. The transaction was approved at a special meeting of shareholders held on February 7, 2000. The Company intends to use the net proceeds for market expansion and new product development as well as for working capital and general corporate purposes.

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

     In November 1998, the Company entered into a two-year, $3.0 million line of credit agreement. Borrowings bear interest at the greater of 4% over prime or 9%. The interest rate changed from 3% over prime to 4% over prime in the third quarter of 1999 due to default on the Company's profitability covenant. At July 2, 2000, the interest rate was 13.5%. The line of credit balance was $1.3 million as of July 2, 2000, as compared to $1.8 million at January 2, 2000. The borrowing base consists of 75% of eligible receivables plus the lesser of $600,000 or 30% of eligible inventory as defined in the agreement. Availability based on the borrowing base calculation, including accounts receivable and inventory, was $2.1 million as of July 2, 2000 and was $3.0 million as of January 2, 2000. The agreement contains a covenant requiring cumulative year-to-date profit on a quarterly basis. The Company was out of compliance with the covenant as of July 2, 2000, and has received a written waiver of default. Failure to comply with this covenant in the future could result in default, interest rate increases and immediate repayment requirements.

     Cash used for operating activities totaled $1.1 million for the first six months of fiscal year 2000. The Company's accounts receivable decreased $2.1 million to $3.0 million at July 2, 2000 from $5.1 million at January 2, 2000 due to timing of increased sales at the end of the fourth quarter in 1999 and reduced sales in the second quarter of fiscal year 2000. Inventories decreased slightly to $4.4 million at July 2, 2000, from $4.5 million at January 2, 2000.

     During the first six months of fiscal year 2000, the Company purchased $0.2 million of property, plant and equipment. The expenditures related primarily to manufacturing tooling for vendors of the Company's FW8000 Series Workstation Platform, along with software licensing fees used with all of the Platforms. These purchases were offset by $0.1 million of disposal of assets related to obsolete tooling for the FW7000 Series Workstation, in addition to disposal of assets sold due to non-use because of outsourcing.

     The Company anticipates that the proceeds from its pending equity investment from Kontron and from the issuance of preferred shares, together with its line of credit, and anticipated operating cash flows, should be sufficient to fund its cash flow needs, for the foreseeable future. Cash requirements for future periods depend on demand for the Company's products, cash management operations, growth rate and acquisition strategies, among other factors. In addition, if Kontron fails to exercise its option, the Company will seek additional short-term cash resources to finance operations. There can be no assurances that additional financing, if needed, will be available, or if it is available, that it would be on terms favorable to the Company and would not be dilutive to existing shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates on borrowings under the Company's line of credit agreement. The line of credit bears interest based on the Prime Lending Rate. At July 2, 2000, the Company had $1.3 million outstanding. Based on analysis, interest rate shifts would have an immaterial impact on the Company.

     The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents. The Company invests any excess cash and cash equivalents in money market instruments. The Company had $2.3 million in cash and cash equivalents at July 2, 2000. Based on analysis, shifts in money market rates would have an immaterial impact on the Company.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On June 29, 2000, the Company entered into a Purchase and Option Agreement with FWRKS Acquisition Corp., a wholly-owned subsidiary of Kontron Embedded Computers AG (Kontron). The Company received $2.5 million on June 30, 2000 and issued a subordinated note to Kontron which bears interest at 11% per annum and matures in September 2001. Kontron also received warrants to purchase 1.25 million shares of common stock exercisable at $1.00 per share. The warrants are exercisable until November 15, 2000, and were recorded at their estimated fair value at the date of issuance.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An Annual Meeting of Shareholders was held on May 15, 2000. The shareholders voted on two matters: (1) to elect seven directors, each of whom will serve until such director's successor shall have been elected and shall qualify or until such director's earlier death, resignation, removal or disqualification, and (2) to amend the Company's 1996 Director's Stock Option Plan (the Plan) increasing the number of shares subject to the Plan from 300,000 to 500,000. The shareholders voted in favor of all matters by the following votes:

                                                         Votes       Votes
     Election of Board                                    For       Withheld
     of Directors                                        -----      --------
                                 James A. Bernards    10,656,925    122,801
                                 Richard J. Boyle     10,656,925    122,801
                                 Robert D.D. Forbes   10,651,925    127,801
                                 Marvin W. Goldstein  10,656,275    123,451
                                 Michael E. Johnson   10,656,925    122,801
                                 David C. Malmberg    10,645,925    133,801
                                 David G. Mell        10,651,925    127,801


                                   Votes        Votes       Votes       Broker
                                    For        Against    Abstained    Non Vote
                                   -----       -------    ---------    --------
   Amend the 1996
   Directors Stock Option Plan   10,476,798    266,636      36,292         0

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          Exhibit 3.1 Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit
                           3.2 to the Company's Registration Statement filed on Form S-1, File No. 333-18335)

          Exhibit 3.2 Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement filed on Form S-1, File No. 333-18335)

          Exhibit 10.1 Engagement Agreement with Goldsmith, Agio, Helms & Lynner, Ltd. dated April 28, 2000 (filed herewith)

          Exhibit 10.2 Purchase and Option Agreement between the Company and FWRKS Acquisition Corp., a wholly owned subsidiary of Kontron Embedded Computers AG, dated June 29, 2000 (filed herewith)

          Exhibit 10.3 Warrant to Purchase Shares of Common Stock Issued to FWRKS Acquisition Corp., a wholly-owned subsidiary of Kontron Embedded Computers AG on June 29, 2000 (filed herewith)

          Exhibit 10.4 Subordinated Note issued to FWRKS Acquisition Corp. on June 29, 2000 (filed herewith)

          Exhibit 10.5 Registration Rights Agreement with FWRKS Acquisition Corp. on June 29, 2000 (filed herewith)

          Exhibit 10.6 Option Agreement between FWRKS Acquisition Corp. and Industrial-Works Holding Co., LLC dated June 29, 2000 (filed herewith)

          Exhibit 10.7 Operating Protocol Memorandum with Kontron Embedded Computers AG dated July 11, 2000 (filed herewith)

          Exhibit 10.8 Purchase of Shares; Partial Termination of Agreement between Kontron Embedded Computers AG and Gary Beeman dated July 11, 2000 (filed herewith)

          Exhibit 27.1     Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K: One report on Form 8-K was filed by the Company during the fiscal quarter ended July 2, 2000. The report, dated June 20, 2000 , stated that the Company had entered into an agreement with Kontron Embedded Computers to provide $2.5 million and an option for Kontron to acquire majority in FieldWorks shares.



                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIELDWORKS, INCORPORATED


Date: August 16, 2000              /s/ Karen L. Engebretson
                                   ------------------------------------------
                                   Karen L. Engebretson, Vice President of
                                   Finance and CFO (as authorized officer and
                                   principal financial officer)