Form 10-Q
period 2000-10-01
FIELDWORKS INC
filed 2000-11-15
CIK 912643

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

For the quarterly period ended October 1, 2000

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

Yes   [X]   No   [_]

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of November 13, 2000 was 8,894,426.

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                            FIELDWORKS, INCORPORATED
                          Consolidated Balance Sheets

                                                                                     October 1,         January 2,
                                                                                       2000               2000
                                                                                    (Unaudited)
                                       ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                          $        --        $    86,786
 Accounts receivable, net of allowance for doubtful accounts of $251,550 and
  $259,600, respectively                                                              2,826,778          5,060,928
 Inventories                                                                          3,081,111          4,513,664
 Prepaid expenses and other                                                             541,698            509,574
------------------------------------------------------------------------------------------------------------------
     Total current assets                                                             6,449,587         10,170,952
------------------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT:
 Computers and equipment                                                              2,282,754          2,213,933
 Furniture and fixtures                                                                 943,795          1,093,232
 Leasehold improvements                                                                 331,736            435,813
 Less: Accumulated depreciation                                                      (2,425,805)        (2,076,345)
------------------------------------------------------------------------------------------------------------------
     Property and equipment, net                                                      1,132,480          1,666,633
DEPOSITS AND OTHER ASSETS, NET                                                          119,369            175,958
------------------------------------------------------------------------------------------------------------------
 Total Assets                                                                       $ 7,701,436        $12,013,543
------------------------------------------------------------------------------------------------------------------

                            FIELDWORKS, INCORPORATED
                          Consolidated Balance Sheets



                                                                                         October 1,           January 2,
                                                                                           2000                  2000
                                                                                        (Unaudited)
                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Line of credit                                                                           $    841,400        $  1,761,731
 Notes payable
  Note to Kontron, due September 2001                                                        2,500,000                  --
  Subordinated note, due September 2001                                                      3,000,000                  --
  Note to Kontron for operating line, due December 15, 2000                                  1,114,721                  --
  Less:  Discount on notes payable                                                            (790,999)                 --
--------------------------------------------------------------------------------------------------------------------------
        Notes payable, net                                                                   5,823,722                  --
 Accounts payable                                                                            3,415,309           3,763,468
 Accrued warranty and product upgrade                                                          509,254             649,894
 Accrued compensation and benefits                                                             587,828             668,309
 Other accrued liabilities                                                                   1,631,859             497,117
 Deferred revenue                                                                              718,108             961,593
 Current maturities of capitalized lease obligations                                             9,204              40,229
--------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                              13,536,684           8,342,341
CAPITALIZED LEASE OBLIGATIONS, less current maturities                                          39,913              39,571
SUBORDINATED NOTES PAYABLE:
 Notes payable                                                                                      --           3,000,000
 Less:  Discount on notes payable                                                                   --            (771,750)
--------------------------------------------------------------------------------------------------------------------------
     Notes payable, net                                                                             --           2,228,250
--------------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                      13,576,597          10,610,162
--------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIT):
 Series B Convertible Preferred Stock, $.001 par value, 4,250,000 shares authorized;             4,250                  --
  4,250,000 issued and outstanding at October 1, 2000
 Series C Convertible Preferred Stock, $.001 par value, 500,000 shares authorized;                 500                  --
  500,000 issued and outstanding at October 1, 2000
 Common stock, $.001 par value, 30,000,000 shares authorized; 8,894,426                          8,894               8,894
  issued and outstanding
 Additional paid-in capital                                                                 26,732,755          21,226,081
 Accumulated deficit                                                                       (32,621,560)        (19,831,594)
--------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity (deficit)                                                   (5,875,161)          1,403,381
--------------------------------------------------------------------------------------------------------------------------
                                                                                          $  7,701,436        $ 12,013,543
==========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                           FIELDWORKS, INCORPORATED
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                            For the Three Months Ended    For the Nine Months Ended
                                                           ----------------------------  ---------------------------
                                                            October 1,     October 3,     October 1,     October 3,
                                                               2000           1999           2000          1999
                                                               ----           ----           ----          ----
NET SALES                                                   $ 3,435,695    $ 4,784,431   $ 11,832,756   $18,312,977
COST OF SALES                                                 6,150,130      3,538,376     12,901,196    13,095,256
-------------------------------------------------------------------------------------------------------------------
     Gross profit (loss)                                     (2,714,435)     1,246,055     (1,068,440)    5,217,721
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Sales and marketing                                         1,341,415      1,561,435      3,623,717     4,033,387
  General and administrative                                  1,092,036        704,016      3,223,606     2,258,160
  Research and development                                    1,052,685        818,526      3,597,784     2,485,641
  Restructuring and severance costs                             376,827        399,978        376,827       399,978
-------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                 3,862,963      3,483,955     10,821,934     9,177,166
-------------------------------------------------------------------------------------------------------------------
     Operating loss                                          (6,577,398)    (2,237,900)   (11,890,374)   (3,959,445)
INTEREST EXPENSE AND OTHER, net                                (407,954)       (35,821)      (899,592)      (54,277)
-------------------------------------------------------------------------------------------------------------------
NET LOSS                                                    $(6,985,352)   $(2,273,721)  $(12,789,966)  $(4,013,722)
---------------------------------------------------------------------------------------------------------------------
BENEFICIAL CONVERSION FEATURE
  APPLICABLE TO PREFERRED SHAREHOLDERS                         (270,833)            --       (520,833)           --
---------------------------------------------------------------------------------------------------------------------
NET LOSS
  APPLICABLE TO COMMON SHAREHOLDERS                         $(7,256,185)   $(2,273,721)  $(13,310,799)  $(4,013,722)
-------------------------------------------------------------------------------------------------------------------
BASIC AND DILUTED LOSS PER COMMON SHARE:
 Net loss per common share                                        $(.82)         $(.26)        $(1.50)        $(.45)
-------------------------------------------------------------------------------------------------------------------
 Weighted average common shares outstanding                   8,894,426      8,894,426      8,894,426     8,867,821
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                            FIELDWORKS, INCORPORATED
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                         For the Nine Months Ended
                                                                    -------------------------------------
                                                                         October 1,           October 3,
                                                                           2000                 1999
                                                                    -------------------------------------
OPERATING ACTIVITIES:
  Net loss                                                              $(12,789,966)         $(4,013,722)
  Adjustments to reconcile net loss to net cash used for
    operating activities-
     Depreciation and amortization                                           643,490              495,734
     Non-cash consulting expense                                                  --                9,500
     Non-cash financing costs                                                418,251                   --
     Loss on disposal of property and equipment                              159,213                   --
     Change in operating items:
        Accounts receivable                                                2,234,150              173,682
        Inventories                                                        1,432,553             (690,715)
        Prepaid expenses and other                                            24,465             (484,719)
        Accounts payable                                                    (348,159)           1,170,708
        Accrued expenses                                                     913,621             (133,747)
        Deferred revenue                                                    (243,485)              84,980
---------------------------------------------------------------------------------------------------------
        Net cash used for operating activities                            (7,555,867)          (3,388,299)
---------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Purchases of property and equipment                                       (302,250)            (503,946)
  Cash received from sales of property and equipment                          33,700                   --
---------------------------------------------------------------------------------------------------------
     Net cash used for investing activities                                 (268,550)            (503,946)
---------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Borrowings from Kontron                                                  3,614,721            3,000,000
  Proceeds from issuance of preferred stock                                5,073,924                   --
  Proceeds from issuance of common stock                                          --               70,499
  Net line of credit borrowings (repayments)                                (920,331)             327,650
  Payment of capitalized lease obligations                                   (30,683)             (21,120)
---------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                             7,737,631            3,377,029
---------------------------------------------------------------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                                          (86,786)            (515,216)
CASH AND CASH EQUIVALENTS, beginning of period                                86,786            1,690,469
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of period                                $         --          $ 1,175,253
---------------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for interest                                                $    341,592          $    85,162
NONCASH FINANCING ACTIVITIES:
  Issuance of warrants                                                  $    437,500          $   882,000
  Expiration of warrants                                                $         --          $    31,218
  Non-cash consulting expense                                           $         --          $     9,500
---------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                            FIELDWORKS, INCORPORATED
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


1. Basis of Presentation:

     The accompanying unaudited consolidated financial statements of FieldWorks, Incorporated (FieldWorks or the Company) should be read in conjunction with the consolidated financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

2. Inventories:

     Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method, and consisted of the following:

                                                   October 1,        January 2,
                                                       2000             2000
                                            -----------------------------------
Raw materials                                      $1,605,982        $3,159,548
Work in process                                       329,274           575,694
Finished goods                                      1,145,855           778,422
-------------------------------------------------------------------------------
  Total                                            $3,081,111        $4,513,664
===============================================================================

     In the third quarter of fiscal year 2000, the Company recorded $3.1 million of write-downs related to excess and obsolete inventory parts associated with product line close-outs, changes in outsourcing arrangements and other technological and market developments.

3. Financing Transactions:

     On June 29, 2000, the Company entered into a Purchase and Option Agreement (the "Purchase Agreement") with FWRKS Acquisition Corp., a wholly-owned subsidiary of Kontron Embedded Computers AG ("Kontron"). This agreement was amended on August 16, 2000. Under the amended equity option to be exercised by Kontron, Kontron will acquire 6 million shares of common stock of FieldWorks for a purchase price of $5.4 million. In addition, the option Kontron previously granted to Industrial-Works Holding Co., LLC ("IWHC") was amended. As amended, IWHC has an option to acquire 62,000 shares of Kontron in exchange for preferred shares of FieldWorks that are convertible into 3.4 million shares of FieldWorks common stock. Both of these matters were approved via a special shareholder meeting held on October 27, 2000 and, upon satisfaction of all closing conditions, the final closing of these transactions is expected to occur on approximately December 1, 2000. After closing, Kontron would own approximately 52% of the Company's common stock.

     On June 30, 2000, the Company received $2.5 million from Kontron in the form of a subordinated note which bears interest at 11% per annum (payable monthly) and matures in September 2001. Kontron also received warrants to purchase 1.25 million shares of common stock exercisable at $1.00 per share. The warrants are exercisable until November 15, 2000 and were recorded at their estimated fair value of $437,500 at the date of issuance.

     On March 31, 2000, the Company issued 500,000 shares of the Company's Series C Convertible Participating Preferred Stock to Industrial-Works Holding Co., LLC. The Company recorded a $250,000 charge relating to the beneficial conversion feature associated with this preferred stock. The Company issued a warrant to Industrial-Works to purchase 100,000 shares of common stock with an exercise price of $2.00 per share in connection with this transaction. Subsequent to March 31, 2000, the conversion rate was adjusted to such that the holders have the right to receive a total of 1,041,666 shares of common stock upon conversion of the Series C Convertible Participating Preferred Stock. In connection with this coversion rate adjustment, an additional beneficial conversion feature of $270,833 was recorded.

     On February 22, 2000, the Company issued 4,250,000 shares of Series B Convertible Participating Preferred Stock (each share of which is initially convertible into one share of Common Stock) to Industrial-Works Holding Co., LLC, a wholly owned subsidiary of Glenmount International L.P. Industrial-Works Holding Co., LLC, also received a warrant to purchase 500,000 shares of common stock with an exercise price to $1.00 per share. The transaction was approved at a special meeting of shareholders held on February 7, 2000. The Company intends to use the net proceeds for market expansion and new product development as well as for working capital and general corporate purposes.

     Additionally, the Company and Kontron have entered into agreements whereby Kontron is committed to provide up to $5 million of operating cash to the Company, of which $1.1 million was outstanding at October 1, 2000. Borrowings under these credit line agreements bear interest at 11% per annum (payable monthly), and are due on December 15, 2000.

4. Change in Nasdaq Listing Status:

     Effective with the open of business on August 25, 2000, the Company's Common Stock was delisted from the Nasdaq SmallCap Market for failure to demonstrate sustained compliance with the net tangible assets listing requirement, and began trading on the Over The Counter Bulletin Board under the symbol "FWRX." Following the closing of the Kontron transaction discussed in
Note 3, the Company will decide whether to re-apply for listing of its Common Stock on Nasdaq. Since the Company will have had a change in control, the Company would have to satisfy the requirements for initial listing of its securities.

5. Restructuring and Severance Costs:

     On August 17, 2000, the Company announced certain organizational restructuring changes related to the Kontron transaction. The management reorganization was designed to reduce ongoing administrative and operating expenses, and further streamline the organization in preparation for Kontron's increased involvement with FieldWorks. Employee severance and associated costs totaling $376,827 were recorded in the third quarter ended October 1, 2000.

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

Results of Operations

     The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:

                                                     For the Three Months Ended     For the Nine Months Ended
                                                   --------------------------------------------------------------
                                                        October 1,     October 3,     October 1,       October 3,
                                                          2000           1999           2000             1999
                                                   --------------------------------------------------------------
Net sales                                                  100%           100%           100%               100%
Cost of sales                                              179             74            109                 72
-----------------------------------------------------------------------------------------------------------------
  Gross profit                                             (79)            26             (9)                28
Operating expenses:
  Sales and marketing                                       39             33             31                 22
  General and administrative                                32             15             27                 12
  Research and development                                  30             17             30                 14
  Restructuring and severance costs                         11              8              3                  2
-----------------------------------------------------------------------------------------------------------------
     Total operating expenses                              112             73             91                 50
-----------------------------------------------------------------------------------------------------------------
Operating loss                                            (191)           (47)          (100)               (22)
Interest income (expense) and other, net                   (12)            (1)            (8)                 *
-----------------------------------------------------------------------------------------------------------------
Net loss                                                  (203)           (48)          (108)               (22)
-----------------------------------------------------------------------------------------------------------------
Beneficial conversion feature                                              --
  applicable to preferred shareholders                      (8)                           (4)                --
-----------------------------------------------------------------------------------------------------------------
Net loss
  applicable to common shareholders                       (211)%          (48)%         (112)%              (22)%
-----------------------------------------------------------------------------------------------------------------

*Less than .5%.

     Net Sales.   The Company's net sales decreased $1.4 million, or 29%, to
$3.4 million in the third quarter of fiscal year 2000 from $4.8 million in the third quarter of fiscal 1999 and decreased 35% to $11.8 million in the first nine months of fiscal year 2000 from $18.3 million for the comparable period in 1999. The decrease was due to cash constraints by the Company that delayed ordering of parts by our outsource partners and the subsequent delays in shipments. Additionally, the Company experienced delays in the introduction of its FW8000 workstation which negatively impacted sales for the first two quarters of fiscal year 2000.

     Two customers accounted for greater than 10% of net sales in the third quarter of fiscal year 2000, Equitable Gas Company and Franklin County, Ohio, representing $0.4 million and $0.3 million of the Company's net sales, respectively.

     International sales were $0.4 million, or 12% of net sales, for the third quarter of fiscal year 2000 compared to $2.7 million, or 15% of net sales, for the comparable period in 1999. The decrease is due to the strength of the U.S. dollar against foreign currencies and the uncertainty in our distribution channels regarding the effects of the pending Kontron acquisition. The majority of international sales, 73% and 69% of net sales for the third quarter of 2000 and 1999, respectively, are in Europe.

     Gross Margin. Gross margin decreased to ($2.7) million, or (79)% of net sales, for the third quarter of fiscal year 2000 from $1.2 million, or 26% of net sales for the third quarter of 1999. Gross margin decreased to ($1.1) million, or (9)% of net sales for the first nine months of fiscal year 2000 from $5.2 million, or 28% of net sales, for the first nine months of 1999. Gross margin for the third quarter and nine months ended October 1, 2000 were significantly impacted by $3.1 million of write-downs which resulted from product line close-outs, changes in outsourcing arrangements and other technological and market developments. The Company's gross profit margin will fluctuate as a result of a number of factors, including mix of products sold, inventory obsolescence, the proportion of international sales, large customer contracts (with the associated volume discounts) and outsourcing expenses.

     The Company outsourced certain manufacturing activities during the first quarter of fiscal year 2000. Repair and final integration work are expected to remain at the Company for the near future.

     Sales and Marketing.   Sales and marketing expenses include salaries, sales
commissions, travel, technical support and professional services personnel, advertising, promotions and trade shows. In addition, these expenses include the labor and material costs related to maintaining the Company's standard one-year warranty on its products. Sales and marketing expenses were $1.3 million for the third quarter of fiscal year 2000 compared to $1.6 million for the third quarter of 1999. As a percentage of net sales, sales and marketing expenses increased to 39% for the third quarter of fiscal year 2000 from 33% for the third quarter of 1999. In the first nine months of fiscal year 2000, sales and marketing expenses were $3.6 million and 31% of net sales as compared to $4.0 million and 22% of net sales in the first nine months of 1999. The Company plans to continue expanding its resale channels through Value Added Resellers
(VARs) as well as moderately increase its advertising and promotion costs within its target markets. Additionally, Kontron has begun distribution of the Company's products.

     General and Administrative. General and administrative expenses include the Company's executive, finance and administration, human resources, and information services departments. These expenses increased to $1.1 million for the quarter ended October 1, 2000, from $0.7 million for the quarter ended October 3, 1999. As a percentage of net sales, general and administrative expenses increased to 32% for the quarter ended October 1, 2000, from 15% for the quarter ended October 3, 1999. General and administrative expenses were $3.2 million, or 27% of net sales for the first nine months of fiscal year 2000 as compared to $2.3 million, or 12% of net sales for the comparable period in 1999. The increase is primarily due to the fees associated with the management services agreement related to the investment by Industrial-Works Holding Co., LLC.

     Research and Development. Research and development expenses are incurred in the design, development and testing of new or enhanced products, services and customized computing platforms. These costs are expensed as incurred. Research and development expenses increased to $1.1 million in the third quarter of fiscal year 2000 from $0.8 million for the third quarter of 1999. As a percentage of net sales, research and development costs were 30% and 17% for the third quarter of 2000 and 1999, respectively. Research and development expenses increased to $3.6 million for the first nine months of fiscal year 2000 from $2.5 million for the comparable period in 1999. As a percentage of net sales, research and development expenses increased to 30% for the first nine months of fiscal year 2000 from 14% for the first nine months of 1999. The increase was primarily due to the Company's product re-design expenses to incorporate embedded systems technology and reduce product costs. The Company anticipates that research and development costs will be shared with Kontron in the future and synergy will be gained by the combined efforts.

     Severance and Restructuring Costs. Severance and restructuring costs were $0.3 million, or 11% of net sales in the third quarter and 3% of net sales for the nine-month period. These costs related primarily to severance and other employee costs associated with the management restructuring announced in August 2000.

     Interest Expense and Other, Net.   Net interest expense was approximately
$342,000 for the third quarter of fiscal year 2000 compared to net interest expense of $36,000 for the comparable period in 1999. Net interest expense for the first nine months of fiscal year 2000 was $834,000 compared to net interest expense of $54,000 for the comparable period in 1999. The increase in interest expense is due to borrowings on the Company's line of credit, interest payments on its subordinated notes and interest payments to Kontron for the operational cash credit line. In addition, financing costs of $882,000 related to warrants issued in September 1999 are being amortized over the two-year term of the note. Financing costs of $437,500 related to warrants issued to Kontron in June 2000 are being amortized through the period ending September 2001, the maturity date of the related note.

Liquidity and Capital Resources

     During the first nine months of fiscal year 2000, the Company incurred a net loss of $12.8 million and experienced significant negative cash flow from operations. The Company has also been deferring vendor payments and taking other actions in an effort to conserve cash. This has resulted in several key vendors placing the Company on a "hold" status with respect to future purchases.

     In addition to these operational liquidity constraints, the Company has been out of compliance throughout fiscal year 2000 with the financial covenants in its line of credit agreement. Written waivers of default have been obtained through October 1, 2000; however, there can be no assurance that the line of credit lender will continue to grant waivers in the future. This line of credit expires on November 18, 2000. The Company is currently pursuing alternatives related to extension, restructuring or replacement of this line of credit. There can be no assurance that such financing will be available to the Company.

     The Company also has significant debt repayment obligations in the remainder of fiscal year 2000 and in 2001, including $1.1 million payable to Kontron in December 2000 under the operating credit line discussed below, and a total of $5.5 million due in September 2001 under outstanding note agreements.

     Management believes that the proceeds of $5.4 million from the anticipated December 2000 Kontron equity investment will only be partially sufficient to fund operating cash requirements and debt payments in the remainder of fiscal year 2000 and in 2001. Accordingly, the Company expects that additional funding sources will be required, to potentially include additional borrowings or investments from Kontron or other sources. The Company is currently evaluating various possible cash flow arrangements. However, there can be no assurance as to the outcome of these efforts, including whether financing will be available to the Company, or if available, whether it would be in terms favorable to the Company and its shareholders.

     As a result of the foregoing, the Company has been advised by its independent public accountants that if these liquidity matters are not adequately resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2000, their auditors' report on those financial statements may be qualified as being subject to the resolution of such matters.

     On September 28, 2000 (revised November 9, 2000), the Company entered into credit line agreements with Kontron, to provide up to $5 million of cash for operations. Borrowings under these agreements bear interest at 11% per annum (payable monthly), and are due on December 15, 2000.

     On June 29, 2000, the Company entered into a Purchase and Option Agreement with FWRKS Acquisition Corp., a wholly-owned subsidiary of Kontron Embedded Computers AG (Kontron). The agreement was amended on August 16, 2000. Under the amended equity option to be exercised by Kontron, Kontron will acquire 6 million shares of common stock of FieldWorks for a purchase price of $5.4 million. In addition, the option Kontron previously granted to Industrial-Works Holding Co., LLC ("IWHC") was amended. As amended, IWHC has an option to acquire 62,000 shares of Kontron in exchange for preferred shares of FieldWorks that are convertible into 3.4 million shares of FieldWorks common stock. Both of these issues were approved via a special shareholders meeting held on October 27, 2000 and, upon satisfaction of all closing conditions, the final closing of these transactions is expected to occur on approximately December 1, 2000. After closing, Kontron would own approximately 52% of the Company's common stock.

     In addition, the Company received $2.5 million from Kontron on June 30, 2000 in the form of a subordinated note which bears interest at 11% per annum and matures in September 2001. Kontron also received warrants to purchase 1.25 million shares of common stock exercisable at $1.00 per share. The warrants are exercisable until November 15, 2000, and were recorded at their estimated fair value of $437,500 at the date of issuance.

     On March 31, 2000, the Company issued 500,000 shares of the Company's Series C Convertible Participating Preferred Stock to Industrial-Works Holding Co., LLC. The Company recorded a $250,000 charge relating to the beneficial conversion feature associated with this preferred stock. The Company issued a warrant to Industrial-Works to purchase 100,000 shares of common stock with an exercise price of $2.00 per share in connection with this transaction. Subsequent to March 31, 2000, the conversion rate was adjusted such that the holders have the right to receive a total of 1,041,666 shares of common stock upon conversion of the Series C Convertible Participating Preferred Stock. In connection with this conversion rate adjustment, an additional beneficial conversion feature of $270,833 was recorded.

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

     In September 1999, the Company completed a private placement of $3.0 million in subordinated notes. The notes bear interest at 11% per annum and mature in September 2001. Noteholders also received warrants to purchase 1.5 million shares of common stock exercisable at $1.00 per share. The warrants are exercisable for five years, and recorded at their estimated fair value of $882,000 at the date of issuance.

     In November 1998, the Company entered into a two-year, $3.0 million line of credit agreement. Borrowings bear interest at the greater of 4% over prime or 9.5%. The interest rate changed from 3% over prime to 4% over prime in the third quarter of 1999 due to default on the Company's profitability covenant. At October 1, 2000, the interest rate was 13.5%. The line of credit balance was $0.8 million as of October 1, 2000, as compared to $1.8 million at January 2, 2000. The borrowing base consists of 75% of eligible receivables plus the lesser of $600,000 or 30% of eligible inventory as defined in the agreement. Availability based on the borrowing base calculation, including accounts receivable and inventory, was $0.9 million as of October 1, 2000 and $3.0 million as of January 2, 2000. The agreement contains a covenant requiring cumulative year-to-date profit on a quarterly basis. The Company remains out of compliance with the covenant as of October 1, 2000, and has received a written waiver of default. Failure to comply with this covenant in the future could result in default, interest rate increases and immediate repayment requirements. As discussed above, the Company and Kontron are currently evaluating alternatives with respect to this line of credit.

     Cash used for operating activities totaled $7.6 million for the first nine months of fiscal year 2000. The Company's accounts receivable decreased $2.2 million to $2.8 million at October 1, 2000 from $5.0 million at January 2, 2000 due to timing of increased sales at the end of the fourth quarter in 1999. Inventories decreased to $3.1 million at October 1, 2000, from $4.5 million at January 2, 2000.

     During the first nine months of fiscal year 2000, the Company purchased $0.3 million of property, plant and equipment. The expenditures related primarily to manufacturing tooling for vendors of the Company's FW8000 Series Workstation Platform.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in interest rates on borrowings under the Company's line of credit agreement. The line of credit bears interest based on the Prime Lending Rate. At October 1, 2000, the Company had $0.8 million outstanding. Based on analysis, interest rate shifts would have an immaterial impact on the Company.

     The Company currently has no derivative financial instruments or derivative commodity instruments outstanding.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 29, 2000, the Company entered into a Purchase and Option Agreement with FWRKS Acquisition Corp., a wholly-owned subsidiary of Kontron Embedded Computers AG (Kontron). The agreement was amended on August 16, 2000. Under the amended equity option to be exercised by Kontron, Kontron will acquire 6 million shares of common stock of FieldWorks for a purchase price of $5.4 million. In addition, the option Kontron previously granted to Industrial-Works Holding Co., LLC ("IWHC") was amended. As amended, IWHC has an option to acquire 62,000 shares of Kontron in exchange for preferred shares of FieldWorks that are convertible into 3.4 million shares of FieldWorks common stock. Both of these issues were approved via a special shareholders meeting held on October 27, 2000 and, upon satisfaction of all closing conditions, the final closing of these transactions is expected to occur on approximately December 1, 2000.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     A special meeting of shareholders was held on October 18, 2000 to approve the sale and transfer of FieldWorks stock to Kontron Embedded Computers AG and its wholly owned subsidiary, FWRKS Acquisition Corp. FieldWorks shareholders approved the sale of 6 million shares of common stock by FieldWorks to FWRKS Acquisition Corp; however the meeting was adjourned for the purpose of soliciting additional votes for approval of the transfer of shares from Industrial-Works Holding Co., LLC to Kontron. The approval of this transfer required a vote of a majority of the issued and outstanding shares of FieldWorks, excluding any shares owned by Kontron, Industrial-Works and their affiliates. The special meeting was adjourned until October 27, 2000.

     A subsequent special meeting of shareholders was held on October 27, 2000. The shareholders voted in favor of both matters by the following votes:

                                                           Votes         Votes
                                                            For        Withheld
                                                           -----       --------
Issuance of 6,000,000 shares of Common Stock to          10,622,113     65,495
FWRKS Acquisition Corp., a wholly owned subsidiary of Kontron Embedded Computers AG ("Kontron")

Transfer of shares of Series B Preferred Stock of the     4,335,740     89,328
Company owned by Industrial-Works Holding Co., LLC that are convertible into 3,400,000 shares of Common
Stock of the Company to Kontron  to purchase 62,000
Bearer Shares


ITEM 5.  OTHER INFORMATION

   None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit 3.1 Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement filed on Form S-1, File No. 333-18335)

      Exhibit 3.2 Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement filed on Form S-1, File No. 333-18335)

      Exhibit 10.1 Sublease agreement between FieldWorks, Inc. and Four 51, Inc. dated July 19, 2000 (filed herewith)

      Exhibit 10.2 Agreement and Consent Regarding Sublease between CSM Properties, Inc., FieldWorks, Inc. and Four 51, Inc. dated August 8, 2000 (filed herewith)

      Exhibit 10.3 Purchase of Shares between Kontron Embedded Computers AG and Robert Szymborski dated August 15, 2000 (filed herewith)

      Exhibit 27.1   Financial Data Schedule (filed herewith)

(b) Reports on Form 8-K: One report on Form 8-K was filed by the Company during the fiscal quarter ended October 1, 2000. The report, dated August 17, 2000, stated that the Company and Kontron entered into an Operating Agreement and Kontron was issued a revised equity option to acquire six million common shares of the Company. In addition, the Company announced a reorganization and reduction of its management team.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIELDWORKS, INCORPORATED


Date:  November 15, 2000           /s/ David G. Mell
                                   --------------------------------------
                                   David G. Mell, Chief Executive Officer
                                   (as authorized officer)