Form 10-K405
period 2000-12-31
FIELDWORKS INC
filed 2001-03-30
CIK 912643

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-K

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the fiscal year ended December 31, 2000

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


                                                          55344
   7631 Anagram Drive, Eden Prairie,                   (Zip Code)
               Minnesota

    (Address of principal executive
                offices)
                                 (952) 974-7000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

           Title of each class               Name of each exchange on which
      ---------------------                            registered
                  None                           ---------------------
                                                          None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
                                (Title of Class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 5, 2001 as reported on the Over The Counter Bulletin Board, was approximately $4,884,023. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for other purposes.

   The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of March 5, 2001 was 14,894,426.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders to be held May 17, 2001 are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. Business

   The Company. FieldWorks, Incorporated ("FieldWorks" or "the Company"), was incorporated in Minnesota in 1992 and is dedicated to the development and sale of rugged portable computing solutions. Over the past several years, the Company has evolved its strategy to focus on designing and providing industry-specific field technology solutions. The Company believes that its strongest opportunity for growth and differentiation is its strength in developing and integrating hardware and software to meet industry and customer-specific requirements for rugged, portable computing.

   The Company's strategy addresses business needs in a wide variety of applications in the areas of field data acquisition, test & measurement, real-time communication, situational awareness, flight-line communication, C4I (command control communication computer intelligence), and others. Solutions can include hardware, software, peripherals, service and support--thus, FieldWorks continues to be a top-level designer, developer, manufacturer and service provider of rugged, portable computers as well as a peripheral and software integration company. The Company also offers customers a high level of industry expertise, application and design engineering knowledge, and project management skills. These capabilities include consultation and/or management of solution conceptualization, design, development, and implementation and support.

   FieldWorks computer platforms are designed for demanding field environments, meeting military standards for shock, vibration, moisture and temperature extremes. Features include daylight-readable high-resolution color displays and a pointing device that is impervious to dirt and can be used with arctic gloves or mittens. The Company also offers a high level of expandability and upgradability within each product platform. Expansion paths include desktop-like ISA and PCI expansion slots, PC card slots, serial ports, universal serial bus and custom modules. As a result, all platforms are flexible "electronic toolboxes" that integrate the user's application-specific tools and technologies into one custom, rugged mobile solution. Upgrade paths include central processing units (CPU), random access memory (RAM), hard drive capacities, display technologies and peripheral technologies, such as wireless communication. Such upgradability contributes to a long solution life span and reduces the total cost of ownership for the customer. It sets FieldWorks products and solutions higher on the value scale with our customers as their initial investment is in many ways "protected" by technology enhancements or improvements over a period of time.

   The Rugged Computing Market. Technological advances have increased our dependence on mobile computing and communications devices, such as portable computers, pagers and cellular telephones, to enhance workforce productivity. The rugged computing market has increasing needs for reliability, operability in extreme conditions, portability, security and compatibility with a variety of communication interfaces and standard desktop computer technology. Organizations are increasingly seeking to computerize field personnel. Such computerization can provide sophisticated field diagnostic and analytic capabilities, enhance field access to data and on-line information, eliminate paperwork and improve communication.

   The markets for the Company's products consist of those businesses and other entities that are seeking effective mobile computing for field personnel and functions. The Company's rugged mobile computing platforms are used in a variety of industries and their demands vary widely, and include: (i) public service for improved productivity and efficiency and real time, remote data access (ii) the military and government contractors for digitization of the battlefield, flight-line communications and real time, highly reliable data acquisition in extreme conditions and (iii) vehicle maintenance for real time information available through GPS and wireless data transfer, maintenance and diagnostic testing and to support increasing regulatory requirements.

   Strategy. The Company's vision continues to be to become "the worldwide rugged, mobile computing solutions provider." The Company's strategy consists of the following key components:

   Further Penetration of Key Vertical Markets. The Company continues to target key vertical markets including government and military, public services, heavy equipment and utilities/telecommunications. The Company develops specialized product features and functions to address the special needs of a particular vertical market and provides application engineering services to support the specific requirements of those customers. The Company's strategy is to be a key provider of tools and services to facilitate field data acquisition, test & measurement, and mobile communication applications. Applications addressed by the Company are typically characterized by the opportunity to sell a significant quantity of units over a period of time based on a single application solution.

   Further Enhance Solutions and Professional Services Offerings. The Company believes it has successfully positioned itself as a professional service and system integration company with uniqueness in our market application expertise and customer support with respect to the technology it offers.

   Continued Reduction in Product Costs. The Company has completed outsourcing of all manufacturing of its products. This change has been very well received by the Company's customers and value-added resellers. Manufacturing partners are responsible for procuring components and parts, as well as manufacturing, testing and final quality verification of the product prior to shipment to the customer. This has significantly reduced the Company's inventory exposure and enhanced our available financial resources. Additionally, the Company continues to be focused on further cost reductions through on-going product re-design initiatives incorporating embedded systems in the core design.

   Products. The Company's products are rugged mobile computers designed and manufactured for field applications including data acquisition, mobile data communications and test and measurement.

   8000 Series Field WorkStation Platform. The 8000 Series is targeted at the high end of the rugged field computing platform market and offers significant expansion capacity. Targeted at test and measurement and data acquisition applications, the 8000 Series is sold primarily within field technology / military markets.

   The structure of the rugged, portable, 8000 Series Workstation Platform is based on a high-strength cast magnesium alloy external housing. Internal components that are sensitive to shock and vibration are contained within this housing and isolated with special tuned shock absorbing polymers, while a shock absorbing bushing system suspends all drives and the CPU. The 8000 Series incorporates the Company's backplane/card cage design, which provides up to six ISA/PCI expansion card slots within the housing, permitting the integration of instrumentation, data acquisition, test and measurement and communications capabilities. Also contained within the housing are PCMCIA expansion capability, integrated AC/DC power, battery capability, desktop ISA/PCI slots, integrated CD-ROM, and an optional dual removable hard drive system.

   5000 Series Field WorkStation Platform. In fiscal year 2000, the Company discontinued further production of the 5000 Series Field WorkStation and is in the process of selling its existing inventory. The 5000 Series is a smaller, more lightweight toolbox with less expandability. The structure of this notebook computing platform is based on an internal frame cast from a high-strength magnesium alloy. The internal sub-systems are protected from shock and vibration. Virtually all of the electronics of the 5000 Series are contained in a "technology module" that was designed for easy removal to simplify service and upgrades. In addition, all 5000 Series platforms have four universal bays in two sizes. The two larger bays can house batteries, CD-ROM and DVD drives, hard drives or floppy drives. The two smaller bays can house removable drives and/or PCMCIA slots.

   2000 Series Mobile Data Server (MDS). The 2000 Series is a three-piece onboard vehicle computer that includes a server component, a high-bright display and a back-lit keyboard. The 2000 Series can be customized by adding wireless technology, Global Positioning System (GPS) technology, data radios and other devices through two embedded PC card slots and three open serial ports. The floppy and CD-ROM devices can be connected to the server by cables that can then be mounted in a remote location. The 2000 Series is ideally suited for fixed in-vehicle computing and communication applications including logistics management. Application examples include computer-aided dispatch and Geographic Information Systems/Global Positioning System mapping and are targeted for sale within the public services and military markets.

   Professional Services. The Company provides services along with its products to gain a competitive advantage in the rugged mobile computing market. Programs offered by the Company include consulting services relating to product application, technical support, project management, product implementation and troubleshooting on post-installation questions. The Company provides a standard one-year warranty program under which the Company agrees to diagnose, repair and test any product, and also offers limited warranty programs for extended periods. The Company also provides replacement unit pools for large volume customers to maximize performance. Software integration, including loading and testing of multiple software applications, can be provided to manage potential communications conflicts. On-site product training and consultation services tailored to customer requirements can also be provided. In late fiscal year 2000, the Company, under agreement with Kontron Embedded Computers AG (Kontron), began providing technical support for Kontron products sold in the United States. Kontron will provide technical support for FieldWorks product sales in Europe.

   Implementation services include customer training, project management and dedicated telephone support. These support services are aimed at enhancing customer productivity.

   Manufacturing. The Company completed the outsourcing of its manufacturing activities to two contract manufacturers during the first half of fiscal year 2000. The transition to outsource the final assembly process for the Company's hardware platforms was completed with the intent of improving inventory management and design for manufacturability. Repair and final integration work will remain at the Company, as deemed appropriate, which enables the Company to provide computing platforms and services that satisfy each customer's specific field requirements. The Company intends to continue to outsource its manufacturing and pursue alternatives for further cost reductions.

   The Company employs comprehensive quality control systems. The Company received ISO 9001 quality assurance certification in March 1996 and was re-certified in January 1999.

   Sales and Marketing / Customers. The Company's direct sales force focuses its efforts on establishing and maintaining relationships with key accounts. Specific territories have been assigned for the sales force located throughout the United States. Other segments of the market are addressed by sales through value-added resellers and systems integrators that typically sell systems that have been configured for specific end-user applications through the addition of hardware, software or services. Resellers and integrators generally target large- to mid-size accounts, with the exception of military integrators, or prime contractors, which target large military accounts. Additionally, the Company sells platforms to the U.S. government via the General Services Administration (GSA) schedule.

   With respect to international sales, during late fiscal year 2000, Kontron began distributing the Company's products in Europe. Previously, the Company maintained a network of international distributors. Additionally, FieldWorks has begun distribution of Kontron products within the United States. This will expand the Company's product offering to include hand held devices as well as other computer platforms.

   For the year ended December 31, 2000, sales to John Deere Information Systems represented 11% of net sales. In 1999, sales to Ryder Transportation Services represented 26% of net sales. In 1998, sales to Navistar International represented 10% of net sales. To date, the Company's international sales have been principally in Europe.

   Backlog. The Company believes that backlog is not a meaningful indicator of its future business prospects due to the potentially long customer sales cycle and significant variations in the size and delivery schedules of orders received by the Company. As a result, the Company does not believe that backlog at any particular date is necessarily indicative of future results.

   Competition. The Company's products face direct competition from companies producing portable computers intended for field use such as Dolch Computer Systems; Getac Corp.; Itronix Corp.; Paravant

Computer Systems, Inc.; Motorola, Inc.; Data 911, Litton Industries, Inc., and Panasonic Personal Computer Company. The Company believes its primary competitive factors relate to product design and feature differentiation, product pricing, functionality, product dimensions and technology enhancements. The mobile computer market continues to mature. To the extent the Company and its direct competitors expand and develop this market niche, other manufacturers may turn their attention to this niche and begin to develop products and services directly competitive with those offered by the Company. The Company's computing platforms also face indirect competition from a variety of different companies and products, including consumer portable personal computers, customized portable personal computers and single-purpose diagnostic and data collection instruments.

   Research and Development. The Company designs, in conjunction with outside engineering sources, many of the aspects and components of its mobile rugged computing platforms. The Company believes that its efforts in this area have provided it with advantages and the Company intends to continue to expand its products and services by providing a greater range of expandability, features and price. The Company intends to partner with Kontron to jointly develop products and services maximizing the technological expertise within both companies. Additionally, product re-design initiatives are underway on existing platforms to enhance product features, incorporate embedded systems and reduce product costs. Research and development expenses were $4.2 million in fiscal year 2000, $3.4 million in 1999 and $3.2 million in 1998.

   Intellectual Property. The Company uses the following marks in connection with its products: FieldWorks, FieldWorks Inc. & Design, Field MousePad, Field WorkStation, and Technology Module. Registrations have been issued in the U.S. Patent and Trademark Office with respect to FieldWorks Inc. & Design, Field MousePad, Field WorkStation and Technology Module. FieldWorks Inc. & Design is registered on the Principal Register. The remaining registrations are registered on the Supplemental Register. Supplemental Registrations do not confer the same rights as Principal Registrations. Specifically, Supplemental Registrations do not serve as prima facie evidence of the validity the registration, the registrant's ownership of the mark, or the registrant's exclusive right to use the mark. In addition, the filing date of the application does not confer any right of priority. The Company is aware that there are third parties that have claimed and may claim superior rights, in certain territories in the United States, to the use of certain of the marks in which the Company claims rights.

   Employees. As of December 31, 2000, the Company employed 58 full-time employees and 1 part-time employee, of whom 23 were engaged primarily in operations, 17 were engaged primarily in sales and marketing, 11 were engaged primarily in engineering and research and development, and 8 were engaged primarily in administration. The Company also employs temporary employees and contract employees, as necessary. No employees are represented by any labor union or other collective bargaining unit. The Company believes that its relations with its employees are good.

ITEM 2. Description of Property

   The Company's main operations are conducted in Eden Prairie, Minnesota, at a leased site of approximately 53,000 square feet. The lease term is November 1998 through November 2004. The Company has subleased two portions of the site:
12,422 square feet of office space has been subleased for the period of September 1, 2000 to November 30, 2004 and 4,728 square feet of warehouse space has been subleased for the period of January 1, 2001 to June 30, 2001. After June 30, 2001, the sublease on the warehouse space becomes month-to-month and is cancelable by either party with a 60-day notice. The Company intends to continue to pursue potential subleasing of its facility, as appropriate, to minimize operating expenses.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

   A special meeting of shareholders was held on October 18, 2000 to approve the sale and transfer of FieldWorks stock to Kontron Embedded Computers AG and its wholly owned subsidiary, FWRKS Acquisition Corp. On October 18, 2000, FieldWorks shareholders approved the sale of 6,000,000 shares of common stock by FieldWorks to FWRKS Acquisition Corp; however, the meeting was then adjourned to October 27, 2000, at which time the Company's shareholders approved the transfer of shares from Industrial-Works Holding Co., LLC,
(IWHC), a wholly owned subsidiary of Glenmount International, to Kontron. The approval of this transfer required a vote of a majority of the issued and outstanding shares of FieldWorks, excluding any shares owned by Kontron, IWHC and their affiliates.

   The shareholders approved both matters by the following votes:

                                                             Votes     Votes
                                                              For     Withheld
                                                           ---------- --------
   Issuance of 6,000,000 shares of Common Stock to FWRKS   10,622,113  65,495
   Acquisition Corp., a wholly owned subsidiary of
   Kontron Embedded Computers AG ("Kontron")
   Transfer of shares of Series B Preferred Stock and       4,335,740  89,328
   Series C Preferred Stock of the Company owned by
   Industrial-Works Holding Co., LLC that are convertible
   into 3,400,000 shares of Common Stock of the Company
   to Kontron in exchange for 62,000 Kontron Bearer
   Shares

   Upon approval of this sale and transfer of stock, Kontron Embedded Computers AG beneficially owned approximately 52% of the outstanding shares of the Company.

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

   Market Information.

                             First      Second       Third       Fourth
                            Quarter     Quarter     Quarter     Quarter
                           ---------- ----------- ------------ ----------
                           2000  1999 2000  1999  2000   1999  2000  1999
                           ----- ---- ----- ----- ----- ------ ----- ----
Price range of common
 stock (1):
  High.................... 3.094 3.50 2.375 2.625 1.688 1.6875 1.125 1.50
  Low..................... 1.219 2.00  .625 1.375   .75  .9375  .281 .875

--------
(1) FieldWorks, Incorporated common stock is traded on the Over the Counter Bulletin Board under the symbol "FWRX".

   Shareholders. As of March 5, 2001, there were 137 holders of record of the Company's Common Stock.

   Dividends. The Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. Selected Financial Data

   Selected Statements of Operations Data:

                                                 Year Ended
                          --------------------------------------------------------
                          December 31, January 2, January 3, January 4, January 5,
                              2000        2000       1999       1998       1997
                          ------------ ---------- ---------- ---------- ----------
                                  (in thousands, except per share amounts)
Net sales...............    $ 15,696    $25,329    $ 20,002   $23,815    $13,111
Cost of sales...........      17,390     17,950      14,200    14,620      7,930
                            --------    -------    --------   -------    -------
  Gross profit (loss)...      (1,694)     7,379       5,802     9,195      5,181
Operating expenses:
  Sales and marketing...       4,413      5,633       5,482     5,043      3,616
  General and
   administrative.......       4,628      2,998       2,915     3,034      2,232
  Research and
   development..........       4,213      3,414       3,214     1,884      1,896
  Product upgrade and
   restructuring costs..         502        400       1,473       --         --
                            --------    -------    --------   -------    -------
    Total operating
     expenses...........      13,756     12,445      13,084     9,961      7,744
                            --------    -------    --------   -------    -------
Operating loss..........     (15,450)    (5,066)     (7,282)     (766)    (2,563)
Interest expense and
 other, net.............      (1,727)      (314)        158      (258)      (356)
                            --------    -------    --------   -------    -------
Net loss from continuing
 operations.............     (17,177)    (5,380)     (7,124)   (1,024)    (2,919)
Loss from discontinued
 operation (1)..........         --         --          --        --        (377)
                            --------    -------    --------   -------    -------
Net loss................     (17,177)    (5,380)     (7,124)   (1,024)    (3,296)
Beneficial conversion
 feature applicable to
 preferred
 shareholders...........        (521)       --          --        --         --
                            --------    -------    --------   -------    -------
Net loss applicable to
 common shareholders....    $(17,698)   $(5,380)   $ (7,124)  $(1,024)   $(3,296)
                            ========    =======    ========   =======    =======
Basic and diluted loss
 per common share:
  Net loss per common
   share from continuing
   operations...........    $  (1.92)   $  (.61)   $   (.81)  $  (.12)   $  (.45)
  Loss per common share
   from discontinued
   operation (1)........         --         --          --        --        (.06)
                            --------    -------    --------   -------    -------
  Net loss per common
   share................    $  (1.92)   $  (.61)   $   (.81)  $  (.12)   $  (.51)
                            ========    =======    ========   =======    =======
Weighted average common
 shares outstanding.....       9,241      8,874       8,799     8,242      6,442
                            ========    =======    ========   =======    =======

   Selected Balance Sheet Data:

                                                 Year Ended
                          --------------------------------------------------------
                          December 31, January 2, January 3, January 4, January 5,
                              2000        2000       1999       1998       1997
                          ------------ ---------- ---------- ---------- ----------
                                  (in thousands, except per share amounts)
Cash and cash
 equivalents............    $    553    $    87    $  1,690   $ 3,219    $ 2,132
Working capital
 (deficit)..............      (5,851)     1,829       4,077    11,517      1,042
Total assets............       7,475     12,014      10,956    16,120      9,906
Notes payable, net......       5,881      2,228         --        --         --
Capital lease
 obligations............          39         80         110        70        124
Total debt..............       5,920      2,308         110        70      6,150
Accumulated deficit.....     (37,530)   (19,832)    (14,452)   (7,327)    (6,303)
Total shareholders'
 equity (deficit).......      (4,985)     1,403       5,793    12,799      1,813

--------
(1) In November 1996, the Company's Board of Directors approved the distribution of all of the issued and outstanding shares of the common stock of the Company's wholly-owned subsidiary, Paragon, as a dividend to shareholders of record of the Company as of November 15, 1996. Paragon's results of operations for the year January 5, 1997, as well as the estimated loss from disposition, have been presented as a discontinued operation in the above Statements of Operations Data.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Cautionary Statement Regarding Forward-Looking Statements. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "expects," "intends," "estimates," "should", "may" or similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of new products, market acceptance of new products and services, technological obsolescence, dependence on third-party manufacturers and suppliers, risks associated with the Company's dependence on proprietary technology and the long customer sales cycle. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review the various disclosures made by the Company in this report, including in particular Exhibit 99.1 to this report, and in other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

   Operating Results. The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:

                                                    For the Years Ended
                                             ----------------------------------
                                             December 31, January 2, January 3,
                                                 2000        2000       1999
                                             ------------ ---------- ----------
Net sales..................................       100 %      100 %      100 %
Cost of sales..............................      (111)        71         71
                                                 ----        ---        ---
  Gross profit/(loss)......................       (11)        29         29
Operating expenses:
  Sales and marketing......................        28         22         27
  General and administrative...............        29         12         15
  Research and development.................        27         13         16
  Product upgrade and restructuring costs..         3          2          8
                                                 ----        ---        ---
    Total operating expenses...............        87         49         66
                                                 ----        ---        ---
Operating loss.............................       (98)       (20)       (37)
Interest income (expense) and other, net...       (11)        (1)         1
                                                 ----        ---        ---
Net loss...................................      (109)%      (21)%      (36)%
                                                 ----        ---        ---
Beneficial conversion feature applicable to
 preferred shareholders....................        (3)       --         --
                                                 ----        ---        ---
Net loss applicable to common
 shareholders..............................      (112)%      (21)%      (36)%
                                                 ====        ===        ===

   Market Trends. The demand for rugged mobile computers continues to expand on a worldwide basis. The availability of high-powered portable computer technology coupled with application specific technologies and the proliferation of wireless communications contributes to the increased demand. The Company expects increased requirements to improve the efficiency in field based work forces and link field workers into corporate information systems.

   The Company targets markets requiring portable computing platforms that can perform multiple functions including diagnostics, data acquisition and electronic testing, communication and monitoring.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND JANUARY 2, 2000

   Net Sales. Net sales for fiscal year 2000 were $15.7 million, a decrease of $9.6 million or 38% from 1999 net sales of $25.3 million. The decrease in sales was primarily attributable to the delay of the introduction of the 8000 Series Workstation as a result of development and testing delays. Unit volumes of the 5000 Series decreased to 24% of total unit sales in fiscal year 2000 from 42% in 1999. The decrease in sales was attributable to no large customer orders in fiscal year 2000, compared to the large order from Ryder Transportation Services in 1999. Sales of the 2000 Series Mobile Data Server represented 30% of total units in fiscal year 2000. Production of the 2000 Series began in mid-1999 so data is not comparable. Unit volumes of the 8000 Series represented 34% of total units in fiscal year 2000. Production of the 8000 Series began in mid-fiscal year 2000 and, therefore, there were no comparable sales in 1999. Unit volumes of the 7000 Series decreased to 12% in fiscal year 2000 from 39% in 1999 due to the replacement of the 7000 Series product with the 8000 Series product.

   Sales by product line were as follows:

                                       2000           1999           1998
                                    -----------    -----------    -----------
   7000 Series..................... $ 1,826,000(1) $ 9,037,000    $12,445,000
   5000 Series.....................   3,761,000(2)  12,592,000      7,547,000
   2000 Series.....................   4,796,000      3,700,000         10,000(3)
   8000 Series.....................   5,313,000(4)         -- (4)         -- (4)
                                    -----------    -----------    -----------
                                    $15,696,000    $25,329,000    $20,002,000
                                    ===========    ===========    ===========

--------
(1) The 7000 Series product was discontinued and replaced with the 8000 Series product in fiscal year 2000.

(2)  The 5000 Series product was discontinued in fiscal year 2000.

(3)  The 2000 Series product was introduced in 1998.

(4)  The 8000 Series product was introduced in fiscal year 2000.

   International sales decreased to $2.3 million, or 15% of sales in fiscal year 2000 from $3.7 million, or 14% of net sales in 1999. The reduction is due to the delayed introduction of the 8000 Series Workstation. The majority of international sales are in Europe, including $1.5 million in fiscal year 2000 and $2.8 million in 1999. The Company believes that international sales as a percentage of net sales for the year 2001 will be in the mid-teen to 20% range with little impact on the Company's results of operations and liquidity.

   The Company expects sales growth in the year 2001 due to additional product offerings as a result of the distribution agreement with Kontron. International distribution of FieldWorks products is also expected to increase sales with Kontron distributing FieldWorks products in Europe. Additionally, the Company anticipates expanded sales of the 2000 Series Mobile Data Server introduced in 1999 and the 8000 Series Workstation introduced in fiscal year 2000. The Company is targeting sales in public services, the government and field technologies and has aligned its sales and marketing efforts to focus on these markets.

   Delays in product enhancements, market acceptance of the Company's product offerings and/or increased costs could reduce the Company's projected 2001 sales or increase product costs. In addition, the Company expects revenue growth to fluctuate due to potentially long customer sales cycles.

   Gross Margin. Gross margin (deficit) decreased to $(1.7) million in fiscal year 2000 from $7.4 million in 1999. Gross margins, as a percentage of net sales, decreased to (11)% in fiscal year 2000 as compared to 29% in 1999. Gross margin was significantly impacted by $3.1 million of write-downs which resulted from product line close-outs, changes in outsourcing arrangements and other technological and market developments. Without the $3.1 million of write-downs, gross margin in fiscal year 2000 would have been $1.4 million and 9.0% of net sales. The Company's gross margin will fluctuate as a result of a number of factors, including mix of products sold, inventory obsolescence, the proportion of international sales, large customer contracts (with the associated volume discounts) and outsourcing expenses.

   The Company outsourced certain manufacturing activities during the first quarter of fiscal year 2000. Repair and final integration work are expected to remain at the Company for the near future.

   Sales and Marketing. Sales and marketing expenses include salaries, incentive compensation, commissions, travel, trade shows, technical support and professional services personnel and general advertising and promotion. These expenses also include the labor and material costs related to maintaining the Company's standard one-year warranty program. Sales and marketing expenses were $4.4 million in fiscal year 2000, a decrease of $1.2 million as compared to $5.6 million in 1999. As a percentage of net sales, sales and marketing expenses increased to 28% in fiscal year 2000 as compared to 22% in 1999. The decrease in expenses was primarily due to reductions in advertising, promotions and trade show expenditures as well as a reduction in commissions and incentive compensation due to the reduction in sales. The Company anticipates growth of sales and marketing expenses to be less than the growth of sales in the future.

   General and Administrative. General and administrative expenses include the Company's executive, finance, information services and human resources departments. These expenses increased to $4.6 million in fiscal year 2000 compared to $3.0 million in 1999. As a percentage of net sales, general and administrative expenses increased to 29% in fiscal year 2000 compared to 12% in 1999. The increase is primarily due to fees associated with the management services agreement related to the investment by IWHC, and recruitment expenses due to changes in the management team during the first half of the year. The Company anticipates reducing the growth in general and administrative expenses to a level less than the growth of sales in the near future.

   Research and Development. Research and development expenses are incurred in the design, development and testing of new or enhanced products, services and customized computing platforms. All research and development costs are expensed as incurred. These expenses increased to $4.2 million in fiscal year 2000 from $3.4 million in 1999. As a percentage of net sales, research and development expenses increased to 27% in fiscal year 2000 from 13% in 1999. The increase was primarily due to the development of the 8000 Series Workstation, and re-design effort on the Series 2000 and Series 5000 workstations. The Company expects research and development expenses to decrease in the future due to completion of the 8000 Series Workstation. Additionally, the Company anticipates that research and development costs will be shared with Kontron in the future and synergy will be gained by the combined efforts.

   Restructuring Costs. Restructuring costs were $0.5 million in fiscal year 2000, or 3% of net sales, as compared to $0.4 million, or 2% of net sales in 1999. In fiscal year 2000, these costs were primarily severance charges due to changes in the Company's management team at the time of the Kontron investment. In 1999, these costs were due to severance charges from reorganization efforts related to outsourcing the manufacturing and design of products.

   Interest Expense and Other, Net. Net interest expense of $1.7 million was recorded in fiscal year 2000 as compared to $314,000 in 1999. The increase in interest expense is due to borrowings on the Company's line of credit, interest payments on its subordinated notes and interest payments to Kontron for the operational cash credit line. In addition, financing costs of $882,000 related to warrants issued in September 1999 are being amortized over the two-year term of the subordinated notes. Financing costs of $437,500 related to warrants issued to Kontron in June 2000 were amortized from July 2000 through December 2000, the time of the closing of the Kontron equity investment.

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

   Sales and Marketing. Sales and marketing expenses were $5.6 million in 1999, an increase of $0.1 million as compared to $5.5 million in 1998. As a percentage of net sales, sales and marketing expenses decreased from 27% in 1998 to 22% in 1999. The increase in expenses was primarily due to expansion of the sales force including establishing the professional services group.

   General and Administrative. General and administrative expenses increased slightly from $2.9 million in 1998 to $3.0 million in 1999. As a percentage of net sales, general and administrative expenses decreased from 15% in 1998 to 12% in 1999.

   Research and Development. Research and development costs increased from $3.2 million in 1998 to $3.4 million in 1999. As a percentage of net sales, research and development expenses decreased from 16% in 1998 to 13% in 1999. The increase was primarily due to the development of new products, including the 2000 Series Mobile Data Server and 8000 Series Workstation, and engineering support of customer-specific applications including the Company's Service Bay Tool.

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

   Interest Expense and Other, Net. Net interest income of $158,000 was recorded in 1998 as compared to net interest expense of $314,000 in 1999. The increase in interest expense is due to borrowings on the Company's line of credit and interest payments to subordinate noteholders.

LIQUIDITY AND CAPITAL RESOURCES

   During the three-year period ended December 31, 2000, the Company incurred cumulative net losses applicable to common shareholders totaling approximately $30.2 million. During this three-year period, the Company used cash of approximately $2.0 million to support capital expenditures and approximately $17.4 million for net operating activities. The Company has financed these expenditures and losses principally through equity and debt financing. The Company also deferred vendor payments and took other actions in an effort to conserve cash. This has resulted in several key vendors placing the Company on a "hold" status with respect to future purchases.

   In fiscal 2001, management will focus on measures designed to assist the Company in achieving profitability such as i) implementing and further refining new sales and marketing strategies, ii) achieving cost and productivity improvements with its third-party manufacturers and iii) adequately managing its inventory to avoid significant inventory write-offs in the future. However, there can be no assurance that the Company will be successful in achieving these measures and increasing its profitability.

   The Company expects that potential fiscal 2001 operating losses and the uncertainty of the timing of sales growth will place significant pressure on the Company. Management believes that the proceeds of $5.4 million from the December 2000 Kontron equity investment will only be partially sufficient to fund operating cash requirements and debt payments in 2001. Accordingly, the Company expects that additional funding sources will be required, to potentially include additional borrowings, extension of existing subordinated notes, entering into a bank line of credit or further investments by Kontron or other sources to alleviate the Company's cashflow and liquidity constraints and provide the needed cashflow to continue to fund normal operations. The Company is currently evaluating various possible cash flow arrangements. However, there can be no assurance as to the outcome of these efforts, including whether financing will be available to the Company, or if available, whether it would be on terms favorable to the Company and its shareholders. Failure by the Company to secure additional financing could result in significant cash constraints and financial issues for the Company.

   As a result of the foregoing, on January 29, 2001, Kontron agreed to provide the Company financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through the period ending December 31, 2001. On September 28, 2000 (revised November 9, 2000), the Company entered into credit line agreements with Kontron to provide up to $5 million (US$) of cash for operations. Borrowings under these agreements bear interest at 11% per annum (payable monthly), and were due on December 15, 2000. The agreement was further revised on December 16, 2000 for Kontron to provide up to DM 10 million for operations ($4.8 million based on December 31, 2000 exchange rate). Borrowings under this agreement bear interest at 11% per annum (payable monthly), with no stated maturity date. Outstanding borrowings under this line of credit were $3.2 million at December 31, 2000.

   On June 29, 2000, the Company entered into a Purchase and Option Agreement with FWRKS Acquisition Corp., a wholly-owned subsidiary of Kontron Embedded Computers AG (Kontron). The agreement was amended on August 16, 2000. Under the amended agreement, Kontron acquired 6 million shares of common stock of FieldWorks for a purchase price of $5.4 million. In addition, the option Kontron previously granted to IWHC was amended. As amended, IWHC was granted an option to acquire 62,000 shares of Kontron in exchange for preferred shares of FieldWorks that were convertible into 3.4 million shares of FieldWorks common stock. Both of these matters were approved at a special shareholders meeting held on October 18, 2000 and adjourned to October 27, 2000 and the transactions were closed in December 2000.

   In addition, the Company received $2.5 million from Kontron on June 30, 2000 in the form of a subordinated note bearing interest at 11% per annum and matures in September 2001. Kontron also received warrants to purchase 1.25 million shares of common stock exercisable at $1.00 per share. The warrants were exercisable until November 15, 2000, and were recorded at their estimated fair value of $437,500 at the date of issuance. These warrants were cancelled under the terms of the amended agreement described above.

   On March 31, 2000, the Company issued 500,000 shares of the Company's Series C Convertible Preferred Stock to IWHC. The Company recorded a $250,000 charge relating to the beneficial conversion feature associated with this preferred stock. The Company issued a warrant to IWHC to purchase 100,000 shares of common stock with an exercise price of $2.00 per share in connection with this transaction. Subsequent to March 31, 2000, the conversion rate was adjusted to such that the holders have the right to receive a total of 1,041,666 shares of common stock upon conversion of the Series C Convertible Participating Preferred Stock. In connection with this conversion rate adjustment, an additional beneficial conversion feature of $270,833 was recorded.

   On February 22, 2000, the Company completed a $4.25 million equity investment by IWHC. In exchange for the $4.25 million investment, the Company issued 4,250,000 shares of Series B Convertible Preferred Stock (each share of which was initially convertible into one share of Common Stock). Subsequent to February 22, 2000, the conversion rate was adjusted to such that the holders have the right to receive a total of 4,427,083 shares of common stock upon conversion of the Series B Convertible Participating Preferred Stock. IWHC received 500,000 warrants exercisable at $1.00 per share. The transaction was approved at a special shareholders' meeting on February 7, 2000. The Company used the net proceeds for market expansion and new product development as well as for working capital and general corporate purposes.

   In December 2000, IWHC exchanged all of Its shares of Series B and Series C Convertible Preferred Stock with Kontron for shares of Kontron Common Stock.

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

   In November 1998, the Company entered into a two-year $3.0 million line of credit agreement. Borrowings bear interest at the greater of 4% over prime or 9%. The interest rate changed from 3% over prime to 4% over prime in the third quarter of 1999 due to default on the Company's profitability covenant. On November 2, 2000, the Company received an extension on the line-of-credit agreement with a replacement maturity date of December 31, 2000. The line-of-credit was paid in full by this maturity date and not extended. The line of credit balance was $1.8 million as of January 2, 2000.

   The Company's cash balance as of December 31, 2000 was $0.6 million as compared to the January 2, 2000 balance of $0.1 million and the January 3, 1999 balance of $1.7 million. Cash used for operating activities totaled $11.0 million in fiscal year 2000, $5.2 million in 1999 and $1.2 million in 1998. The Company's accounts receivable was $3.1 million at December 31, 2000, $5.1 million at January 2, 2000 and $3.9 million at January 3, 1999. The decrease in accounts receivable from 1999 to fiscal year 2000 was due to the timing of shipments at year-end, as well as the overall decrease in revenues. Net inventories decreased to $2.5 million at December 31, 2000 from $4.5 million at January 2, 2000 and $3.4 million at January 3, 1999. This change from 1999 to fiscal year 2000 was due to increased purchases for anticipated sales on the 2000 Series Workstation, offset by a $3.1 million inventory write-down which resulted from product line close-outs, changes in outsourcing arrangements and other technological and market developments. Deferred revenue was $0.7 million at December 31, 2000, $1.0 million at January 2, 2000 and $0.8 million at January 3, 1999. The change from 1999 to fiscal year 2000 was attributable to decreased sales of extended warranties. Prepaid expenses remained consistent at $0.5 million at December 31, 2000 and January 2, 2000, an increase from $0.1 million at January 3, 1999 due to prepaid deposits related to long lead time purchases with an outsourcing contract manufacturer. Accounts payable was $3.2 million at December 31, 2000, $3.8 million at January 2, 2000 and $1.8 million at January 3, 1999. The increases in fiscal year 2000 and 1999 were due to purchasing inventory for customer orders in the fourth quarter for anticipated sales in the first quarter. Other accrued liabilities increased to $1.8 million at December 31, 2000 from $0.5 million at January 2, 2000 and $0.3 million at January 3, 1999. The change from 1999 to fiscal year 2000 was due to a $1.2 million liability with one of our outsource partners to buy back Series 5000 parts as part of the product discontinuance, in addition to timing of payments at year end.

   The Company purchased $0.3 million of property, plant and equipment in fiscal year 2000 as compared to $0.6 million in 1999 and $1.1 million in 1998. The fiscal year 2000 expenditures related primarily to tooling expenditures for the 2000 Series Mobile Data Server and 8000 Series Workstation. The Company anticipates purchases of property, plant and equipment in 2001 will remain consistent with fiscal year 2000.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

   As of December 31, 2000 the Company had $3.2 million outstanding on its operating line from Kontron. This line bears interest at 11% per annum, payable monthly. Both the principal amount borrowed under the line of credit and interest payable thereunder are payable in German Deutschmarks and are subject to currency rate fluctuations. All remaining transactions of the Company are conducted and accounts are denominated in United States dollars. Based on our overall foreign currency rate exposure at December 31, 2000, the Company does not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

   The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents. The Company had $0.6 million in cash and cash equivalents at December 31, 2000. Based on analysis, shifts in money market rates would have an immaterial impact on the Company.

ITEM 8. Financial Statements and Supplementary Data

                                                                            Page
                                                                            ----
Balance Sheets as of December 31, 2000 and January 2, 2000................   21
Statements of Operations for the years ended December 31, 2000, January 2,
 2000,
 and January 3, 1999......................................................   22
Statements of Shareholders' Equity for the years ended December 31, 2000,
 January 2, 2000, and January 3, 1999.....................................   23
Statements of Cash Flows for the years ended December 31, 2000, January 2,
 2000,
 and January 3, 1999......................................................   24
Notes to Financial Statements.............................................   25
Report of Independent Public Accountants..................................   34

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

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) The following documents are filed as part of this Annual Report:

  1. Financial Statement Schedule: The following financial statement schedule of FieldWorks, Incorporated for the fiscal years ended December 31, 2000, January 2, 2000, and January 3, 1999, is filed as part of this Report and should be read in conjunction with the Financial Statements of FieldWorks, Incorporated.

    .  Schedule II--Valuation and Qualifying Accounts

    . Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

  2. Exhibits: The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report.

   (b) Reports on Form 8-K: Two reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 2000. A report, dated October 19, 2000, stated that the Company announced the adjournment of a special meeting of Its shareholders to October 27, 2000. A report, dated December 12, 2000, stated that the Company closed the strategic equity partnership with Kontron.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIELDWORKS, INCORPORATED

                                                    /s/ Thomas Sparrvik
                                          By __________________________________
                                                      Thomas Sparrvik
                                              President and Chief Executive
                                                         Officer

                                          Dated: April 4, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                            Title                      Date
             ---------                            -----                      ----
        /s/ Thomas Sparrvik         President and Chief Executive
                                    Officer                              April 4, 2001
 _________________________________
          Thomas Sparrvik

       /s/ David C. Malmberg        Chairman of the Board                April 4, 2001
 _________________________________
         David C. Malmberg

        /s/ Pierre McMaster         Director                             April 4, 2001
 _________________________________
          Pierre McMaster

        /s/ Rudolf Wieczorek        Director                             April 4, 2001
 _________________________________
          Rudolf Wieczorek


                               INDEX TO EXHIBITS

 Exhibit
   No    Description
 ------- -----------
  3.1    Second Amended and Restated Articles of Incorporation of the Company
         (incorporated by reference to the exhibit 3.1 filed with the Company's
         Registration Statement filed on Form S-1, File No. 333-18335)
  3.2    Second Amended and Restated Bylaws of the Company (incorporated by reference to the exhibit 3.4 filed with the Company's Registration
         Statement filed on Form S-1, File No. 333-18335)
  4.1    Form of Certificate for Common Stock (incorporated by reference to the exhibit 4.1 filed with the Company's Registration Statement filed on
         Form S-1, File No. 333-18335)
 10.1    Form of Warrant to purchase Shares of Common Stock, including registration rights provisions (incorporated by reference to the exhibit 10.1 filed with the Company's Registration Statement filed on
         Form S-1, File No. 333-18335)
 10.2    Warrant, dated as of June 19, 1996, between the Company and
         Brightstone Capital, Ltd. (incorporated by reference to the exhibit
         10.3 filed with the Company's Registration Statement filed on Form S-
         1, File No. 333-18335)
 10.3    Form of Warrant (July 1996) (incorporated by reference to the exhibit
         10.6 filed with the Company's Registration Statement filed on Form S-
         1, File No. 333-18335)
 10.4    Warrant, dated as of July 29, 1996, issued to Network General
         Corporation (incorporated by reference to the exhibit 10.8 filed with the Company's Registration Statement filed on Form S-1, File
         No. 333-18335)
 10.5    Form of Warrant (September 1996) (incorporated by reference to the exhibit 10.12 filed with the Company's Registration Statement filed on
         Form S-1, File No. 333-18335)
 10.6    Amendment to Warrant, dated October 15, 1996, between the Company and
         Brightstone Capital, Ltd. (incorporated by reference to the exhibit
         10.13 filed with the Company's Registration Statement filed on Form S-
         1, File No. 333-18335)
 10.7    Agreement to Extend Promissory Notes and Amendment to Warrants, dated as of October 15, 1996, between the Company and Brightstone Fund VI,
         Brightstone Fund VII and Brightstone Capital, Ltd. (incorporated by reference to the exhibit 10.14 filed with the Company's Registration
         Statement filed on Form S-1, File No. 333-18335)
 10.8    Agreement to Extend Promissory Note and Amendment to Warrant, dated as of October 15, 1996, between the Company and Stephen L. Becher
         (incorporated by reference to the exhibit 10.15 filed with the
         Company's Registration Statement filed on Form S-1, File No. 333-
         18335)
 10.9    Amendment to Warrant, dated as of October 15, 1996, between the
         Company and Brightbridge Fund I L.P. (incorporated by reference to the exhibit 10.16 filed with the Company's Registration Statement filed on
         Form S-1, File No. 333-18335)
 10.10   Form of Warrant (December 1996) (incorporated by reference to the exhibit 10.19 filed with the Company's Registration Statement filed on
         Form S-1, File No. 333-18335)
 10.11   Office/Warehouse Lease, dated May 10, 1994, by and between The
         Northwestern Mutual Life Insurance Company and the Company
         (incorporated by reference to the exhibit 10.20 filed with the
         Company's Registration Statement filed on Form S-1, File No. 333-
         18335)
 10.12   Amendment to Lease, dated May 22, 1996, between the Company and The
         Northwestern Mutual Life Insurance Company (incorporated by reference to the exhibit 10.21 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

 Exhibit
   No    Description
 ------- -----------
 10.13   Lease Agreement dated April 7, 1995, by and between Ronald C. Devine and the Company (incorporated by reference to the exhibit 10.22 filed with the Company's Registration Statement filed on Form S-1, File No.
         333-18335)
 10.14   1994 Long Term Incentive and Stock Option Plan, as amended, including forms of option agreements (incorporated by reference to the exhibit
         10.24 filed with the Company's Registration Statement filed on Form S-
         1, File No. 333-18335)
 10.15   Directors' Stock Option Plan (incorporated by reference to the exhibit
         10.25 filed with the Company's Registration Statement filed on Form S-
         1, File No. 333-18335)
 10.16   Form of Mutual Confidentiality Agreement for use with third parties
         (incorporated by reference to the exhibit 10.26 filed with the
         Company's Registration Statement filed on Form S-1, File No. 333-
         18335)
 10.17   Form of Employee Disclosure and Assignment Agreement (incorporated by reference to the exhibit 10.27 filed with the Company's Registration
         Statement filed on Form S-1, File No. 333-18335)
 10.18   Form of Extended Limited Warranty Agreement (incorporated by reference to the exhibit 10.31 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)
 10.19   Lease Agreement, dated November 11, 1996, by and between OMNI
         Offices/Woodlawn Hills and the Company (incorporated by reference to the exhibit 10.32 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)
 10.20   Option Agreement, dated as of January 21, 1997, by and between the
         Company and David C. Malmberg (incorporated by reference to the exhibit 10.33 filed with the Company's Registration Statement filed on
         Form S-1, File No. 333-18335)
 10.21   Warrant dated March 25, 1997, issued to R.J. Steichen & Company
         (incorporated by reference to the exhibit 10.1 filed with the
         Company's Report on Form 10-Q for the fiscal quarter ended April 6,
         1997)
 10.22   Lease Agreement, dated May 16, 1997, by and between CSM Properties,
         Inc. and the Company (incorporated by reference to the exhibit 10.35 filed with the Company's Report on Form 10-K for the fiscal year ended
         January 4, 1998)
 10.23   Addendum to Lease, dated as of December 30, 1997, between the Company and CSM Properties, Inc. (incorporated by reference to the exhibit
         10.36 filed with the Company's Report on Form 10-K for the fiscal year ended January 4, 1998)
 10.24   General Credit and Security Agreement, dated November 19, 1998, by and between Spectrum Commercial Services and the Company (incorporated by reference to the exhibit 10.31 filed with the Company's Report on Form
         10-K for the fiscal year ended January 3, 1999)
 10.25   Promissory Note, dated November 19, 1998, by and between Spectrum
         Commercial Services and the Company (incorporated by reference to the exhibit 10.31 filed with the Company's Report on Form 10-K for the fiscal year ended January 3, 1999)
 10.26   Warrant to purchase shares of Common Stock Including Exhibit A to
         Warrant Issued to Industrial-Works Holding Co., LLC by the Registrant
         on February 18, 2000 (Incorporated by reference to the exhibit 10.41 to the Company's Registration Statement filed on Form S-2, File No.
         333-34376)
 10.27   Warrant to purchase shares of Common Stock Including Exhibit A to
         Warrant Issued to Industrial-Works Holding Co., LLC by the Registrant
         on February 23, 2000 (incorporated by reference to the exhibit 4.2 to the Registrant's Current Report on Form 8-K dated February 23, 2000)
 10.28   Form of Founders Non-Competition and Non-Solicitation Agreement
         (incorporated by reference to the exhibit 10.31 filed with the
         Company's Report on Form 10-K for the fiscal year ended January 2,
         2000)
 10.29   Form of Mutual Non-disclosure Agreement (incorporated by reference to the exhibit 10.32 filed with the Company's Report on Form 10-K for the fiscal year ended January 2, 2000)

 Exhibit
   No    Description
 ------- -----------
 10.30   Form of Non-disclosure Agreement (incorporated by reference to the exhibit 10.33 filed with the Company's Report on Form 10-K for the fiscal year ended January 2, 2000)
 10.31   Form of International Distributor Agreement (incorporated by reference to the exhibit 10.34 filed with the Company's Report on Form 10-K for the fiscal year ended January 2, 2000)
 10.32   Form of Product Evaluation Agreement (incorporated by reference to the exhibit 10.35 filed with the Company's Report on Form 10-K for the fiscal year ended January 2, 2000)
 10.33   Form of OEM Agreement (incorporated by reference to the exhibit 10.36 filed with the Company's Report on Form 10-K for the fiscal year ended
         January 2, 2000)
 10.34   Form of Sales Representative Agreement (incorporated by reference to the exhibit 10.37 filed with the Company's Report on Form 10-K for the fiscal year ended January 2, 2000)
 10.35   Sublease agreement between FieldWorks, Inc. and Four 51, Inc. dated
         July 19, 2000 (incorporated by reference to the exhibit 10.1 filed with the Company's Report on Form 10-Q for the fiscal quarter ended
         October 1, 2000)
 10.36   Agreement and Consent Regarding Sublease between CSM Properties, Inc.,
         FieldWorks, Inc. and Four 51, Inc. dated August 8, 2000 (incorporated by reference to the exhibit 10.2 filed with the Company's Report on
         Form 10-Q for the fiscal quarter ended October 1, 2000)
 10.37   Operating Protocol Memorandum with Kontron Embedded Computers AG dated
         July 11, 2000 (incorporated by reference to the exhibit 10.7 filed with the Company's Report on form 10-Q for the fiscal quarter ended
         July 2, 2000)
 10.38   Sublease agreement between FieldWorks, Inc. and Alternative Business
         Furniture, Inc. dated December 11, 2000 (filed herewith)
 10.39   Agreement and Consent Regarding Sublease between CSM Properties, Inc.,
         FieldWorks, Inc. and Alternative Business Furniture, Inc. dated
         December 20, 2000 (filed herewith)
 10.40   Employment Agreement with Thomas Sparrvik dated November 8, 2000
         (filed herewith)
 10.41   Letter from Kontron Embedded Computers AG to Arthur Andersen LLP, dated January 29, 2001 (filed herewith)
 21.1    Subsidiaries of the Company (filed herewith)
 23.1    Consent of Arthur Andersen LLP (filed herewith)
 99.1    Cautionary Statement (filed herewith)

                                 BALANCE SHEETS

                                                     December 31,   January 2,
                                                         2000          2000
                                                     ------------  ------------
                      ASSETS
Current Assets:
Cash and cash equivalents..........................  $    552,887  $     86,786
Accounts receivable, net of allowance for doubtful
 accounts of $334,100 and $259,600.................     3,096,451     5,060,928
Inventories........................................     2,487,643     4,513,664
Prepaid expenses and other.........................       472,287       509,574
                                                     ------------  ------------
   Total current assets............................     6,609,268    10,170,952
                                                     ------------  ------------
Property and Equipment:
Computers and equipment............................     1,699,278     2,213,933
Furniture and fixtures.............................       943,795     1,093,232
Leasehold improvements.............................       331,736       435,813
Less: Accumulated depreciation and amortization....    (2,116,720)   (2,076,345)
                                                     ------------  ------------
  Property and equipment, net......................       858,089     1,666,633
Deposits and Other Assets, net.....................         7,774       175,958
                                                     ------------  ------------
Total Assets.......................................  $  7,475,131  $ 12,013,543
                                                     ============  ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Line of credit.....................................  $        --   $  1,761,731
Accounts payable...................................     3,192,823     3,763,468
Accrued warranty and product upgrade...............       507,099       649,894
Accrued compensation and benefits..................       285,893       668,309
Other accrued liabilities..........................     1,816,182       497,117
Deferred revenue...................................       738,994       961,593
Current maturities of capitalized lease
 obligations.......................................        38,598        40,229
Notes payable:
  Subordinated note, due September 2001............     3,000,000           --
  Less: Discount on notes payable..................      (330,750)          --
  Note to Kontron for operating line...............     3,211,583           --
                                                     ------------  ------------
Notes payable, net.................................     5,880,833           --
                                                     ------------  ------------
   Total current liabilities.......................    12,460,422     8,342,341
                                                     ------------  ------------
Notes payable:
  Subordinated note, due September 2001............           --      3,000,000
  Less: Discount on notes payable..................           --       (771,750)
                                                     ------------  ------------
Notes payable, net.................................           --      2,228,250
                                                     ------------  ------------
Capitalized lease obligations, less current
 maturities........................................           --         39,571
                                                     ------------  ------------
   Total liabilities...............................    12,460,422    10,610,162
                                                     ------------  ------------
Commitments and Contingencies (Note 8)
Shareholders' Equity (Deficit):
Series B Convertible Preferred Stock, $.001 par
 value, 4,250,000 shares authorized;
 4,250,000 issued and outstanding at December 31,
 2000..............................................         4,250           --
Series C Convertible Preferred Stock, $.001 par
 value, 500,000 shares authorized;
 500,000 issued and outstanding at December 31,
 2000..............................................           500           --
Common stock, $.001 par value, 30,000,000 shares
 authorized; 14,894,426 and
 8,894,426 issued and outstanding..................        14,894         8,894
Additional paid-in capital.........................    32,524,911    21,226,081
Accumulated deficit................................   (37,529,846)  (19,831,594)
                                                     ------------  ------------
   Total shareholders' equity (deficit)............    (4,985,291)    1,403,381
                                                     ------------  ------------
Total liabilities and shareholders' equity
 (deficit).........................................  $  7,475,131  $ 12,013,543
                                                     ============  ============

   The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF OPERATIONS

                                               For the Years Ended
                                       --------------------------------------
                                       December 31,  January 2,   January 3,
                                           2000         2000         1999
                                       ------------  -----------  -----------
Net Sales............................. $ 15,695,581  $25,329,192  $20,001,787
Cost of Sales.........................   17,389,626   17,950,297   14,199,526
                                       ------------  -----------  -----------
  Gross profit (loss).................   (1,694,045)   7,378,895    5,802,261
                                       ------------  -----------  -----------
Operating Expenses:
  Sales and marketing.................    4,413,415    5,632,785    5,482,216
  General and administrative..........    4,628,572    2,998,141    2,914,871
  Research and development............    4,212,734    3,413,955    3,214,164
  Product upgrade and restructuring
   costs..............................      501,805      399,978    1,472,530
                                       ------------  -----------  -----------
    Total operating expenses..........   13,756,526   12,444,859   13,083,781
                                       ------------  -----------  -----------
    Operating loss....................  (15,450,571)  (5,065,964)  (7,281,520)
Interest Expense and Other, net.......   (1,726,848)    (314,094)     157,333
                                       ------------  -----------  -----------
Net loss..............................  (17,177,419)  (5,380,058)  (7,124,187)
Beneficial conversion feature
 applicable to preferred
 shareholders.........................     (520,833)         --           --
                                       ------------  -----------  -----------
Net loss applicable to common
 shareholders......................... $(17,698,252) $(5,380,058) $(7,124,187)
                                       ============  ===========  ===========
Basic and Diluted Loss Per Common
 Share:
Net loss per common share............. $      (1.92) $      (.61) $      (.81)
                                       ------------  -----------  -----------
Weighted average common shares
 outstanding..........................    9,240,580    8,874,473    8,799,031
                                       ============  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                           Total
                         Preferred Stock     Common Stock    Additional                Shareholders'
                         ---------------- ------------------   Paid-in   Accumulated      Equity
                          Shares   Amount   Shares   Amount    Capital     Deficit       (Deficit)
                         --------- ------ ---------- ------- ----------- ------------  -------------
Balance, January 4,
 1998...................       --  $  --   8,725,426 $ 8,725 $20,117,242 $ (7,327,349) $ 12,798,618
Exercise of stock
 options................       --     --      98,500      99     118,409          --        118,508
Net loss................       --     --         --      --          --    (7,124,187)   (7,124,187)
                         --------- ------ ---------- ------- ----------- ------------  ------------
Balance, January 3,
 1999...................       --     --   8,823,926   8,824  20,235,651  (14,451,536)    5,792,939
Exercise of stock
 options................       --     --      70,500      70      70,430          --         70,500
Issuance of warrants....       --     --         --      --      920,000          --        920,000
Net loss................       --     --         --      --          --    (5,380,058)   (5,380,058)
                         --------- ------ ---------- ------- ----------- ------------  ------------
Balance January 2,
 2000...................       --     --   8,894,426   8,894  21,226,081  (19,831,594)    1,403,381
Issuance of Series B
 Convertible Preferred
 Stock, net of offering
 costs.................. 4,250,000  4,250        --      --    4,109,674          --      4,113,924
Issuance of Series C
 Convertible Preferred
 Stock, net of offering
 costs..................   500,000    500        --      --      959,500          --        960,000
Beneficial conversion
 feature applicable to
 preferred
 shareholders...........       --     --         --      --      520,833     (520,833)          --
Issuance of common
 stock, net of offering
 costs..................       --     --   6,000,000   6,000   5,271,323          --      5,277,323
Issuance of warrants....       --     --         --      --      437,500          --        437,500
Net loss................       --     --         --      --          --   (17,177,419)  (17,177,419)
                         --------- ------ ---------- ------- ----------- ------------  ------------
Balance, December 31,
 2000................... 4,750,000 $4,750 14,894,426 $14,894 $32,524,911 $(37,529,846) $ (4,985,291)
                         ========= ====== ========== ======= =========== ============  ============


   The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF CASH FLOWS

                                               For the Years Ended
                                       --------------------------------------
                                       December 31,  January 2,   January 3,
                                           2000         2000         1999
                                       ------------  -----------  -----------
Operating Activities:
Net loss.............................. $(17,177,419) $(5,380,058) $(7,124,187)
Adjustments to reconcile net loss to
 net cash used for operating
 activities--
  Depreciation and amortization.......      822,478      683,086      692,332
  Product upgrade and restructuring
   costs..............................     (244,085)    (326,876)     846,876
  Non-cash financing..................      878,500      148,250          --
  Loss on disposal of property and
   equipment..........................      254,116          --           --
  Changes in operating items:
    Accounts receivable...............    1,964,477   (1,130,562)   2,471,657
    Inventories.......................    2,026,021   (1,112,920)   1,608,393
    Prepaid expenses and other........      205,471     (546,450)      70,104
    Accounts payable..................     (570,645)   1,959,282      314,204
    Accrued expenses..................    1,037,939      340,934      160,291
    Deferred revenue..................     (222,599)     196,409     (202,089)
                                       ------------  -----------  -----------
  Net cash used for operating
   activities.........................  (11,025,746)  (5,168,905)  (1,162,419)
                                       ------------  -----------  -----------
Investing Activities:
  Purchase of property and equipment..     (302,250)    (554,412)  (1,118,974)
  Proceeds from sales of property and
   equipment..........................       34,200          --           --
                                       ------------  -----------  -----------
  Net cash used for investing
   activities.........................     (268,050)    (554,412)  (1,118,974)
                                       ------------  -----------  -----------
Financing Activities:
  Proceeds from notes to Kontron......    3,211,583          --           --
  Proceeds from issuance of preferred
   stock..............................    5,073,924          --           --
  Proceeds from issuance of notes.....          --     3,000,000          --
  Proceeds from issuance of common
   stock..............................    5,277,323       70,500      118,508
  Net line of credit borrowings
   (repayments).......................   (1,761,731)   1,079,750      681,981
  Payment of capitalized lease
   obligations........................      (41,202)     (30,616)     (47,386)
                                       ------------  -----------  -----------
  Net cash provided by financing
   activities.........................   11,759,897    4,119,634      753,103
                                       ------------  -----------  -----------
Change in Cash and Cash Equivalents...      466,101   (1,603,683)  (1,528,290)
Cash and Cash Equivalents, beginning
 of year..............................       86,786    1,690,469    3,218,759
                                       ------------  -----------  -----------
Cash and Cash Equivalents, end of
 year................................. $    552,887  $    86,786  $ 1,690,469
                                       ============  ===========  ===========
Supplemental Cash Flow Disclosure:
Cash paid for interest................ $    579,130  $   236,212  $    12,191
                                       ------------  -----------  -----------
Noncash Investing and Financing
 Activities:
Property and equipment acquired under
 capital leases....................... $        --   $       --   $    87,700
Issuance of warrants.................. $    437,500  $   920,000  $       --
                                       ============  ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Business

   Operating Activities. FieldWorks, Incorporated ("FieldWorks" or "the Company") was incorporated in Minnesota in 1992 and provides rugged, portable computer platforms for use in demanding field environments. The Company's portable workstations have been designed to meet military standards for ruggedness and to function despite exposure to extreme temperature, mechanical shock, vibration and moisture. The Company's products have been designed with a modular system configuration that allows a user to upgrade the central processing unit, processor or any of the other technological components without purchasing a new computer. The Company's computing platforms are expandable through multiple expansion slots to provide a flexible electronic "toolbox" that can integrate a user's application-specific, multi-media and communications needs into one portable, rugged device.

   FieldWorks' focus is providing workstations for data acquisition, test and measurement, and logistics management applications in its targeted vertical markets. FieldWorks provides professional services including solution conceptualization, design, development, implementation and support. FieldWorks provides training, specialized support and product upgrades to enhance customer productivity.

   The Company's future operations are dependent upon the attainment of certain objectives, including further penetration of vertical markets, reducing operating and product costs and expanding its product offering. Additionally, the attainment of these objectives is subject to the availability of sufficient cash and/or financing. Financing needs will be contingent upon demand for the Company's products, profitability, cash management operations and other factors.

   Kontron Equity Investment. On June 29, 2000, the Company entered into a Purchase and Option Agreement with FWRKS Acquisition Corp., a wholly-owned subsidiary of Kontron Embedded Computers AG (Kontron). The agreement was amended on August 16, 2000. Under the amended agreement, Kontron acquired 6 million shares of common stock of FieldWorks for a purchase price of $5.4 million. In addition, the option Kontron previously granted to Industrial-Works Holding Co., LLC, (IWHC), a wholly owned subsidiary of Glenmount International ("IWHC") was amended. As amended, IWHC has an option to acquire 62,000 shares of Kontron common stock in exchange for preferred shares of FieldWorks that were convertible into 3.4 million shares of FieldWorks common stock. Both of these matters were approved at a special shareholders meeting held on October 18, 2000 and adjourned to October 27, 2000 and the transactions closed in December 2000. As a result, Kontron and its affiliates control over 50% of FieldWorks through 7,694,492 shares of common stock and 4,750,000 shares of Series B and C Preferred Convertible Stock convertible into 5,468,750 shares of common stock of FieldWorks.

   During fiscal year 2000, the Company had a management services agreement with IWHC. This agreement was terminated at the time of the closing of the Kontron equity investment. Fees paid under this agreement in fiscal year 2000 were $246,000.

   Significant Risks and Uncertainties. During the three-year period ended December 31, 2000, the Company incurred cumulative net losses applicable to common shareholders totaling approximately $30.2 million. During this three-year period, the Company used cash of approximately $2.0 million to support capital expenditures and approximately $17.4 million for net operating activities. The Company has financed these expenditures and losses principally through equity and debt financing. The Company also deferred vendor payments and took other actions in an effort to conserve cash. This has resulted in several key vendors placing the Company on a "hold" status with respect to future purchases.

   In fiscal 2001, management will focus on measures designed to assist the Company in achieving profitability such as i) implementing and further refining new sales and marketing strategies, ii) achieving cost and productivity improvements with its third-party manufacturers and iii) adequately managing its inventory to avoid significant inventory write-offs in the future. However, there can be no assurance that the Company will be successful in achieving these measures and increasing its profitability.

   The Company expects that potential fiscal 2001 operating losses and the uncertainty of the timing of sales growth will place significant pressure on the Company. Management believes that the proceeds of $5.4 million from the December 2000 Kontron equity investment will only be partially sufficient to fund operating cash requirements and debt payments in 2001. Accordingly, the Company expects that additional funding sources will be required, to potentially include additional borrowings, extension of existing subordinated notes, entering into a bank line of credit or further investments by Kontron or other sources to alleviate the Company's cashflow and liquidity constraints and provide the needed cashflow to continue to fund normal operations. The Company is currently evaluating various possible cash flow arrangements. However, there can be no assurance as to the outcome of these efforts, including whether financing will be available to the Company, or if available, whether it would be on terms favorable to the Company and its shareholders. Failure by the Company to secure additional financing could result in significant cash constraints and financial issues for the Company.

   As a result of the foregoing, on January 29, 2001, Kontron agreed to provide the Company financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through the period ending December 31, 2001. On September 28, 2000 (revised November 9, 2000), the Company entered into credit line agreements with Kontron to provide up to $5 million (US$) of cash for operations. Borrowings under these agreements bear interest at 11% per annum (payable monthly), and were due on December 15, 2000. The agreement was further revised on December 16, 2000 for Kontron to provide up to DM 10 million for operations ($4.8 million based on December 31, 2000 exchange rate). Borrowings under this agreement bear interest at 11% per annum (payable monthly), with no stated maturity date. Outstanding borrowings under this line of credit were $3.2 million at December 31, 2000.

   Change in Nasdaq listing. Effective with the open of business on August 25, 2000, the Company's Common Stock was delisted from the Nasdaq SmallCap Market for failure to demonstrate sustained compliance with the net tangible assets listing requirement, and began trading on the Over The Counter Bulletin Board under the symbol "FWRX."

2. Summary of Significant Accounting Policies

   Fiscal Year. Fiscal years end on the Sunday closest to December 31st. All references herein to "2000", "1999" and "1998" represent the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999 respectively, each of which were 52 week years.

   Loss Per Common Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the fiscal year. Diluted earnings (loss) per share is computed under the treasury stock method and is calculated to compute the dilutive effect of potential common shares.

   A reconciliation of these amounts is as follows:

                                           2000         1999         1998
                                       ------------  -----------  -----------
Net loss applicable to common
 shareholders......................... $(17,698,252) $(5,380,058) $(7,124,187)
                                       ============  ===========  ===========
Weighted average common shares
 outstanding..........................    9,240,580    8,874,473    8,799,031
Dilutive potential common shares......          --           --           --
                                       ------------  -----------  -----------
Weighted average common and dilutive
 shares outstanding...................    9,240,580    8,874,473    8,799,031
                                       ============  ===========  ===========
Basic and diluted loss per share...... $      (1.92) $      (.61) $      (.81)
                                       ============  ===========  ===========

   Potential common shares of 10,473,854, 9,557,603, and 7,850,003 related to options, warrants and convertible preferred stock were excluded from the computation of diluted loss per share for fiscal year 2000, 1999 and 1998 as inclusion of these shares would have been antidilutive.

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

   Inventories. Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method, and consisted of the following:

                                               December 31, 2000 January 2, 2000
                                               ----------------- ---------------
      Raw materials...........................    $1,026,833       $3,159,548
      Work in process.........................       259,485          575,694
      Finished Goods..........................     1,201,325          778,422
                                                  ----------       ----------
        Total.................................    $2,487,643       $4,513,664
                                                  ==========       ==========

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

   Significant Customers. For the year ended December 31, 2000, sales to John Deere Information Systems represented 11% of net sales. For the year ended January 2, 2000, sales to Ryder Transportation Services represented 26% of net sales. For the year ended January 3, 1999, sales to Navistar International represented 10% of net sales.

   Research and Development. Research and development costs are charged to expense as incurred.

   Concentrations of Credit Risk. At December 31, 2000, there was not a significant portion of outstanding receivables attributable to any one customer. The Company's exposure to concentrations of credit risk relates primarily to trade receivables. This exposure is limited due to the large number of customers and their vast dispersion across several vertical markets and geographies. The Company controls potential credit risk by performing credit evaluations for all customers and requires letters of credit, bank guarantees and advance payments, if deemed necessary.

   Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods presented. Estimates are used for such items as allowances for doubtful accounts, inventory reserves, useful lives of property and equipment and warranty costs. Ultimate results could differ from those estimates.

   Accounting Pronouncements. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", becomes effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS

No. 133 effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company performed an analysis of this pronouncement and the adoption of SFAS No. 133 did not have a material impact on its financial position or results of operations.

   Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements" was issued in December 1999 and provides further guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Securities and Exchange Commission. The Company adopted SAB No. 101 in the fourth quarter of fiscal year 2000, as required. The adoption did not have a material impact on the Company's financial position or results of operations.

3. Product Upgrade and Restructuring Costs

   In fiscal year 2000, the Company announced certain organizational restructuring changes related to the Kontron transaction. The management reorganization was designed to reduce ongoing administrative and operating expenses, and further streamline the organization in preparation for Kontron's increased involvement with FieldWorks. During 1999, the Company incurred restructuring costs due to severance charges from reorganization efforts related to outsourcing certain aspects of the manufacturing and design of products. In 1998, these costs related to the discontinuation of the 5000 Series I Workstation, as well as other internal reorganization efforts. The restructuring costs were as follows:

                                                     2000     1999      1998
                                                   -------- -------- ----------
      Product upgrade costs....................... $    --  $    --  $1,025,000
      Employee severance and associated costs.....  501,805  399,978    447,530
                                                   -------- -------- ----------
        Total..................................... $501,805 $399,978 $1,472,530
                                                   ======== ======== ==========

   The reserves remaining at December 31, 2000, January 2, 2000 and January 3, 1999 were $275,900, $520,000 and $850,000, respectively. The Company plans to complete the restructuring items by the end of first quarter 2001. See footnote 1 for further discussion of the Kontron equity investment.

4. Income Taxes

   The Company accounts for income taxes under the liability method, which requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences under enacted tax laws of temporary differences between the financial reporting and tax bases of assets and liabilities.

   A reconciliation of the Company's statutory tax rate to the effective rate is as follows:

                                                            2000   1999   1998
                                                            ----   ----   ----
      Federal statutory rate...............................  34 %   34 %   34 %
      State taxes, net of federal tax benefit..............   4 %    4 %    4 %
      Valuation allowance.................................. (38)%  (38)%  (38)%
                                                            ---    ---    ---
        Total.............................................. --  %  --  %  --  %
                                                            ===    ===    ===

   As of December 31, 2000, the Company had approximately $30,244,000 of net operating loss carryforwards for federal income tax purposes that are available to offset future taxable income through the year 2020. Certain restrictions caused by changes in ownership resulting from sales of stock may limit annual utilization of the net operating loss carryforwards.

   The components of the Company's deferred tax asset are as follows:

                                          2000         1999         1998
                                      ------------  -----------  -----------
      Net operating loss
       carryforwards................. $ 11,493,000  $ 6,070,000  $ 4,112,000
      Timing differences.............    1,981,000    1,556,000    1,439,000
      Valuation allowance............  (13,474,000)  (7,626,000)  (5,551,000)
                                      ------------  -----------  -----------
        Total........................ $        --   $       --   $       --
                                      ============  ===========  ===========

5. Lines of Credit and Subordinated Notes Payable

   Kontron Line of Credit. On January 29, 2001, Kontron agreed to provide the Company financial support to enable the Company to meet its cash flow needs and obligations as and when they fall due through the period ended December 31, 2001. On September 28, 2000 (revised November 9, 2000), the Company entered into unsecured credit line agreements with Kontron, to provide up to $5 million (US$) of cash for operations. Borrowings under these agreements bear interest at 11% per annum (payable monthly), and were due on December 15, 2000. The agreement was further revised on December 16, 2000 for Kontron to provide up to DM 10 million for operations ($4.8 million based on December 31, 2000 exchange rate). Borrowings under this agreement bear interest at 11% per annum (payable monthly), and do not have a maturity date. Outstanding borrowings under this line of credit were $3.2 million at December 31, 2000. Currency losses recognized in fiscal year 2000 were $103,000.

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

   Line of Credit. In November 1998, the Company entered into a two-year $3,000,000 line-of-credit agreement. Outstanding borrowings under this line of credit were $1.8 million at January 2, 2000. On November 2, 2000, the Company received an extension on the line-of-credit agreement with a replacement maturity date of December 31, 2000. The line-of-credit was paid in full by this maturity date and not extended.

   The following information relates to this credit facility for fiscal years 2000, 1999 and for the period since inception of the agreement in 1998:

                                                 2000        1999       1998
                                              ----------  ----------  --------
      Maximum amount outstanding during
       period...............................  $2,620,000  $1,800,000  $682,000
      Average borrowings during the period..     741,000     817,000   341,000
      Weighted average interest rate during
       the period...........................       13.24%      11.77%    10.75%
      Interest rate at end of the period....       13.50%      12.50%    10.75%

6. Shareholders' Equity

   On June 30, 2000, the Company issued 1.25 million shares of common stock warrants to Kontron, exercisable at $1.00 per share. The warrants were exercisable until November 15, 2000, and were recorded at their estimated fair value of $437,500 at the date of issuance. These warrants were cancelled in December 2000 upon closing of the Kontron investment. See footnote 1 for additional discussion.

   Warrants to purchase 2,852,405 and 2,233,054 shares of the Company's common stock were outstanding at December 31, 2000 and January 2, 2000, respectively. The warrants are exercisable at various times through February 2007 at prices ranging from $1.00 to $7.80.

   On June 29, 2000, the Company entered into a Purchase and Option Agreement with FWRKS Acquisition Corp., a wholly-owned subsidiary of Kontron. See Note 1 for additional discussion.

   On March 31, 2000, the Company issued 500,000 shares of the Company's Series C Convertible Preferred Stock to IWHC. The Company recorded a $250,000 charge relating to the beneficial conversion feature associated with this preferred stock. The Company issued a warrant to IWHC to purchase 100,000 shares of common stock with an exercise price of $2.00 per share in connection with this transaction. Subsequent to March 31, 2000, the conversion rate was adjusted to such that the holders have the right to receive a total of 1,041,666 shares of common stock upon conversion of the Series C Convertible Participating Preferred Stock. In connection with this conversion rate adjustment, an additional beneficial conversion feature charge of $270,833 was recorded.

   On February 22, 2000, the Company completed a $4.25 million equity investment by IWHC. In exchange for the $4.25 million investment, the Company issued 4,250,000 shares of Series B Convertible Preferred Stock (each share of which was initially convertible into one share of Common Stock). Subsequent to February 22, 2000, the conversion rate was adjusted to such that the holders have the right to receive a total of 4,427,083 shares of common stock upon conversion of the Series B Convertible Participating Preferred Stock. IWHC received 500,000 warrants exercisable at $1.00 per share. The transaction was approved at a special shareholders' meeting on February 7, 2000. The Company used the net proceeds for market expansion and new product development as well as for working capital and general corporate purposes.

   In the event of liquidation of the Company, the liquidation preference would first be to shareholders of Series B Convertible Participating Preferred Stock, followed by shareholders of Series C Convertible Participating Preferred Stock, followed by shareholders of Common Stock. Voting rights of both the Series B and Series C Convertible Participating Stock are equal to that of the Common Stock shareholders, on an as if converted basis.

7. Stock Option and 401(k) Plans

   Stock Option Plan. The Company has a Long-Term Incentive and Stock Option Plan (the Plan). Under the Plan, options are granted at an exercise price equal to the fair market value of the common stock at the date of grant. Incentive stock options are granted to employees, and vest over varying periods not to exceed ten years.

   The Plan is authorized to issue up to 2,500,000 shares of common stock for such options. At December 31, 2000 and January 2, 2000, 313,877 and 514,777 shares were available for future grants.

   The Company also has a Non-Employee Directors' Stock Option Plan (the Directors' Plan), which was approved at a shareholder meeting held on January 20, 1997. Under the Directors' Plan, each non-employee director will receive 25,000 nonqualified options upon election and 10,000 options at each reelection date. The Directors' Plan originally authorized the issuance of up to 300,000 shares of common stock for these options. At the 1999 Annual Meeting of Shareholders, the shareholders approved an amendment to increase the number of shares issuable thereunder from 300,000 to 500,000. At December 31, 2000 and January 2, 2000, 231,000 and 125,000 shares were available for future grants.

   On August 4, 1999, the Board of Directors approved the repricing of all outstanding incentive stock options for non-director employees with an exercise price greater than $1.25. The new exercise price of such options is $1.25, an amount greater than the fair market value of the Company's common stock on that date. A total of 819,050 options with exercise prices of $1.53 to $6.40 were cancelled and reissued under the terms described above. The Company is required to account for these repriced options under variable plan accounting. No compensation charge was recognized in fiscal year 2000 with regards to the 1999 repriced options as the fair market value of these options at December 31, 2000 was less than the exercise price.

   Shares subject to option are summarized as follows:

                           Incentive   Weighted Average Non-qualified Weighted Average
                         Stock Options  Exercise Price  Stock Options  Exercise Price
                         ------------- ---------------- ------------- ----------------
Balance, January 4,
 1998...................   1,023,600        $4.19           273,500        $5.27
  Options granted.......   1,170,900         2.54           106,750         3.63
  Options canceled......    (762,050)        5.05           (25,000)        5.13
  Options exercised.....     (63,500)        1.05           (35,000)        1.57
                          ----------        -----         ---------        -----
Balance, January 3,
 1999...................   1,368,950         2.75           320,250         5.14
  Options granted.......   1,533,300         1.48           240,000         1.62
  Options canceled......  (1,536,200)        2.29               --           --
  Options exercised.....     (70,500)        1.00               --           --
                          ----------        -----         ---------        -----
Balance January 2,
 2000...................   1,295,550         1.69           560,250         3.63
  Options granted.......   1,195,550         1.07           523,500         1.40
  Options canceled......  (1,356,150)        1.69           (82,500)        2.27
  Options exercised.....         --           --                --           --
                          ----------        -----         ---------        -----
Balance, December 31,
 2000...................   1,134,950        $1.05         1,001,250        $2.58
                          ==========        =====         =========        =====
Options exercisable at:
  January 3, 1999.......     534,000        $2.54           241,500        $5.01
  January 2, 2000.......     336,000         2.54           425,150         3.52
  December 31, 2000.....      87,575         1.12           681,615         2.72

   Additional information regarding options outstanding at December 31, 2000 is as follows:

                                                               Weighted Average
                         Number    Exercise   Weighted Average    Remaining
      Type of Option   of Options Price Range  Exercise Price  Contractual Life
      --------------   ---------- ----------- ---------------- ----------------
      Incentive.......   302,750  $0.42-$1.00      $0.50             6.87
      Incentive.......   697.950  $1.01-$1.50      $1.14             6.43
      Incentive.......   134,250  $1.51-$6.40      $1.83             5.58
                       ---------
                       1,134,950
                       =========
      Nonqualified....   734,750  $1.00-$3.00      $1.48             6.48
      Nonqualified....    95,500  $3.01-$5.00      $4.54             6.05
      Nonqualified....   171,000  $5.01-$6.50      $6.24             5.77
                       ---------
                       1,001,250
                       =========

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying statements of operations, except as discussed above with respect to the options repriced during 1999. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, "'Accounting for Stock-Based Compensation," the Company's net loss and net loss per common share would have been increased to the following pro forma amounts:

                                             2000         1999         1998
                                         ------------  -----------  -----------
      Net loss
        As reported..................... $(17,698,252) $(5,380,058) $(7,124,187)
        Pro forma....................... $(18,096,693)  (5,819,960)  (7,606,187)
      Net loss per common share
        As reported..................... $      (1.92) $      (.61) $      (.81)
        Pro forma.......................        (1.96)        (.66)        (.86)

   The weighted average fair values of options granted were as follows:

                                                       Incentive   Nonqualified
                                                     Stock Options Stock Options
                                                     ------------- -------------
      2000 grants...................................     $1.14         $1.54
      1999 grants...................................      1.28          1.50
      1998 grants...................................      2.33          3.24

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998:

                                                          2000    1999    1998
                                                         ------- ------- -------
      Risk-free interest rate...........................   6.10%   6.10%   4.80%
      Expected life of incentive options                 7 years 7 years 5 years
      Expected life of nonqualified options              8 years 7 years 7 years
      Expected volatility...............................    186%    117%    114%
      Expected dividend yield...........................     --      --      --

   401(k) Profit-Sharing Plan. Effective January 1, 1996, the Company adopted a 401(k) profit-sharing plan (the 401(k) Plan) covering substantially all employees. Eligible employees may elect to defer up to 15% of their eligible compensation. Beginning in 1998, the Company accrued matching contributions of 50% on the first 4% of each plan participant's eligible contributions. The Company's matching contributions were $51,600, $83,100 and $69,600 for fiscal year 2000, 1999 and 1998, respectively.

8. Commitments and Contingencies

   Leases. The Company leases its current headquarters office facilities under an operating lease which expires November 30, 2004. The Company has subleased two portions of the site: 12,422 square feet of office space has been subleased for the period of September 1, 2000 to November 30, 2004 and 4,728 square feet of warehouse space has been subleased for the period of January 1, 2001 to June 30, 2001. After June 30, 2001, the sublease on the warehouse space becomes month-to-month and is cancelable by either party with a 60-day notice. Total rental payments to be received over the term of the two sublease agreements will be $759,000. The Company subleased its previous office facilities under an operating lease that expired in June of 1999. Rent expense associated with operating leases was $485,369, $469,680 and $459,090 for fiscal year 2000, 1999 and 1998, respectively. The Company also leases equipment under capital leases which expire at December 2001. Property and equipment under capital leases at December 31, 2000 totaled $124,200.

   The following is a schedule of future minimum lease payments as of December 31, 2000:

                                                             Capital  Operating
                                                             leases    leases
                                                             -------  ---------
     2001................................................... $41,981  $496,599
     2002...................................................     --    511,998
     2003...................................................     --    501,446
     2004...................................................     --    448,588
     2005...................................................     --        --
     Thereafter.............................................     --        --
                                                             -------  --------
     Total minimum capital lease payments................... $41,981
     Less-
       Amount representing interest.........................  (3,383)
       Current maturities...................................  38,598
                                                             -------
     Noncurrent portion of minimum capital lease payments... $   --
                                                             =======

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

9. Quarterly Financial Data (Unaudited)

                         First Quarter    Second Quarter     Third Quarter    Fourth Quarter
                         ---------------  ----------------  ----------------  ----------------
                          2000     1999    2000     1999     2000     1999     2000     1999
                         -------  ------  -------  -------  -------  -------  -------  -------
                                                 (in thousands)
Net sales............... $ 4,347  $6,409  $ 4,050  $ 7,119  $ 3,436  $ 4,785  $ 3,863  $ 7,016
Gross profit (loss).....     965   2,063      681    1,909   (2,714)   1,246     (626)   2,161
Net loss applicable to
 common shareholders.... $(2,280) $ (474) $(3,775) $(1,266) $(7,256) $(2,274) $(4,387) $(1,366)
Basic and diluted loss
 per common share....... $  (.26) $ (.05) $  (.42) $  (.14) $  (.82) $  (.26) $  (.43) $  (.15)
                         -------  ------  -------  -------  -------  -------  -------  -------
Price range of common
 stock (1):
  High..................   3.094    3.50    2.375    2.625    1.688   1.6875    1.125     1.50
  Low...................   1.219    2.00     .625    1.375      .75    .9375     .281     .875

--------
(1) FieldWorks, Incorporated common stock is traded on the Over the Counter Bulletin Board under the symbol "FWRX".

10. Segment Reporting

   Based on the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has determined that development and sale of rugged portable computing solutions is its only reportable segment. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

   Export sales by major location were as follows:

                                                   2000       1999       1998
                                                ---------- ---------- ----------
      Europe................................... $1,469,000 $2,815,000 $3,988,000
      Middle East/Africa.......................    236,000    450,000    565,000
      Russia...................................    337,000    108,000    123,000
      Americas.................................     95,000    104,000    709,000
      Australia................................      4,000     95,000    120,000
      Asia.....................................    159,000     90,000    119,000
                                                ---------- ---------- ----------
                                                $2,300,000 $3,662,000 $5,624,000
                                                ========== ========== ==========

   Sales by product line were as follows:

                                       2000           1999           1998
                                   ------------    -----------    -----------
      7000 Series................. $  1,826,000(1) $ 9,037,000    $12,445,000
      5000 Series.................    3,761,000(2)  12,592,000      7,547,000
      2000 Series.................    4,796,000      3,700,000         10,000(3)
      8000 Series.................    5,313,000(4)         -- (4)         -- (4)
                                   ------------    -----------    -----------
                                   $ 15,696,000    $25,329,000    $20,002,000
                                   ============    ===========    ===========

--------
(1) The 7000 Series product was discontinued and replaced with the 8000 Series product in fiscal year 2000.
(2)  The 5000 Series product was discontinued in fiscal year 2000.
(3)  The 2000 Series product was introduced in 1998.
(4)  The 8000 Series product was introduced in fiscal year 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To FieldWorks, Incorporated:

   We have audited the accompanying balance sheets of FieldWorks, Incorporated (a Minnesota corporation) as of December 31, 2000 and January 2, 2000, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FieldWorks, Incorporated as of December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

   Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Minneapolis, Minnesota,
January 29, 2001

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 Balance at Additions  Deductions--
 Fiscal                          Beginning   Charged   Write- Offs  Balance at
 Year                             of Year   to Expense of Accounts  End of Year
 ------                          ---------- ---------- ------------ -----------
        Allowance for Doubtful
 2000   Accounts                  259,600    132,500      58,000      334,100
        Accrued Severance and
        Restructuring Cost        230,000    442,900     597,500       75,400
        Allowance for Doubtful
 1999   Accounts                  269,800     10,200      20,400      259,600
        Accrued Severance and
        Restructuring Cost         16,100    400,000     186,100      230,000
        Allowance for Doubtful
 1998   Accounts                  384,600      1,600     116,400      269,800
        Accrued Severance and
        Restructuring Cost              0    447,500     431,400       16,100