Form 10-Q
period 2001-04-01
FIELDWORKS INC
filed 2001-05-10
CIK 912643

______________________________________________________________________________
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

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

Yes  [X]     No   [_]


The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of May 7, 2001 was 14,944,426.

_______________________________________________________________________________

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                            FIELDWORKS, INCORPORATED
                                 BALANCE SHEETS

                                                                                                      April 1,     December 31,
                                                                                                        2001           2000
                                                                                                     (Unaudited)       ----
                                                                                                     ------------
                                                       ASSETS
Current Assets:
Cash and cash equivalents..........................................................................  $    538,717   $    552,887
Accounts receivable, net of allowance for doubtful accounts of $384,800 and $334,100...............     4,507,020      3,096,451
Inventories........................................................................................     2,827,671      2,487,643
Prepaid expenses and other.........................................................................       498,835        472,287
                                                                                                     ------------   ------------
      Total current assets.........................................................................     8,372,243      6,609,268
                                                                                                     ------------   ------------
Property and equipment:
 Computers and equipment...........................................................................     1,699,278      1,699,278
 Furniture and fixtures............................................................................       943,795        943,795
 Leasehold improvements............................................................................       331,736        331,736
 Less: Accumulated depreciation and amortization...................................................    (2,275,445)    (2,116,720)
                                                                                                     ------------   ------------
   Property and equipment, net.....................................................................       699,364        858,089
Deposits and other assets, net.....................................................................         7,452          7,774
                                                                                                     ------------   ------------
Total Assets.......................................................................................  $  9,079,059   $  7,475,131
                                                                                                     ============   ============

                                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable...................................................................................  $  2,857,053   $  3,192,823
Accrued warranty expenses..........................................................................       501,165        507,099
Accrued compensation and benefits..................................................................       186,726        285,893
Other accrued liabilities..........................................................................       717,604      1,816,182
Deferred revenue...................................................................................       656,466        738,994
Current maturities of capitalized lease obligations................................................        29,509         38,598
Notes payable:
   Subordinated note, due September 2001...........................................................     3,000,000      3,000,000
   Less: Discount on notes payable.................................................................      (220,500)      (330,750)
   Note to Kontron for operating line..............................................................     5,760,984      3,211,583
                                                                                                     ------------   ------------
Notes payable, net.................................................................................     8,540,484      5,880,833
                                                                                                     ------------   ------------
   Total current liabilities.......................................................................    13,489,007     12,460,422
                                                                                                     ------------   ------------
Total Liabilities..................................................................................    13,489,007     12,460,422
                                                                                                     ------------   ------------

Shareholders' Equity (Deficit):
Series B Convertible Preferred Stock, $.001 par value, 4,250,000 shares authorized;
 4,250,000 issued and outstanding..................................................................         4,250          4,250
Series C Convertible Preferred Stock, $.001 par value, 500,000 shares authorized;
 500,000 issued and outstanding....................................................................           500            500
Common stock, $.001 par value, 30,000,000 shares authorized; 14,944,426 and
 14,894,426 issued and outstanding.................................................................        14,944         14,894
Additional paid-in capital.........................................................................    32,545,861     32,524,911
Accumulated deficit................................................................................   (36,975,503)   (37,529,846)
                                                                                                     ------------   ------------
      Total shareholders' equity (deficit).........................................................    (4,409,948)    (4,985,291)
                                                                                                     ------------   ------------
Total Liabilities and Shareholders' Equity (Deficit)...............................................  $  9,079,059   $  7,475,131
                                                                                                     ============   ============

  The accompanying notes are an integral part of these financial statements.

                           FIELDWORKS, INCORPORATED
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                For the Three Months Ended
                                                                          --------------------------------------

                                                                                   April 1,            April 2,
                                                                                     2001                2000
                                                                                 -----------         -----------
Net Sales...............................................................         $ 5,009,528         $ 4,347,157
Cost of Sales...........................................................           2,754,455           3,382,529
                                                                                 -----------         -----------
  Gross profit..........................................................           2,255,073             964,628
                                                                                 -----------         -----------
Operating Expenses:
  Sales and marketing...................................................             851,505             972,062
  General and administrative............................................             504,715             887,157
  Research and development..............................................             337,677           1,128,660
                                                                                 -----------         -----------
     Total operating expenses...........................................           1,693,897           2,987,879
                                                                                 -----------         -----------
     Operating profit (loss)............................................             561,176          (2,023,251)
Gain on currency conversion.............................................             325,735                  --
Interest expense and other, net.........................................            (332,568)           (256,626)
                                                                                 -----------         -----------
Net income (loss).......................................................             554,343          (2,279,877)
Beneficial conversion feature applicable to preferred
                                                                                          --            (250,000)
 shareholders...........................................................         -----------         -----------
Net income (loss) applicable to common shareholders.....................         $   554,343         $(2,529,877)
                                                                                 ===========         ===========


Basic and Diluted Income (Loss) Per Common Share:
Net income (loss) per common share......................................         $       .04         $      (.28)
                                                                                 -----------         -----------
Basic weighted average common shares outstanding........................          14,934,536           8,894,426
                                                                                 ===========         ===========
Diluted weighted average common shares outstanding......................          15,036,209           8,894,426
                                                                                 ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                           FIELDWORKS, INCORPORATED
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 For the Three Months Ended
                                                                                  April 1,           April 2,
                                                                                   2001               2000
                                                                                   ----               ----
Operating Activities:
Net income (loss)..........................................................      $   554,343        $(2,279,877)
Adjustments to reconcile net income (loss) to net cash used for operating activities--
  Depreciation and amortization............................................          158,725            185,834
  Gain on currency conversion..............................................         (325,735)                --
  Product upgrade and restructuring costs..................................          (52,000)          (229,557)
  Non-cash financing expense...............................................          110,250            110,250
  Changes in operating items:
     Accounts receivable...................................................       (1,410,569)         1,054,853
     Inventories...........................................................         (340,028)           (47,168)
     Prepaid expenses and other............................................          (26,226)          (174,125)
     Accounts payable......................................................         (335,770)           378,759
     Accrued expenses......................................................       (1,136,916)          (366,180)
     Deferred revenue......................................................          (82,528)           (17,326)
                                                                                 -----------        -----------
  Net cash used for operating activities...................................       (2,886,454)        (1,384,537)
                                                                                 -----------        -----------
Investing Activities:
  Purchases of property and equipment......................................               --           (176,564)
                                                                                 -----------        -----------
Financing Activities:
  Proceeds from notes to Kontron...........................................        2,860,373                 --
  Proceeds from issuance of preferred stock................................               --          5,113,924
  Proceeds from issuance of common stock...................................           21,000                 --
  Net line of credit borrowings (repayments)...............................               --         (1,132,639)
  Payment of capitalized lease obligations.................................           (9,089)            (9,858)
                                                                                 -----------        -----------
  Net cash provided by financing activities................................        2,872,284          3,971,427
                                                                                 -----------        -----------
Change in Cash and Cash Equivalents........................................          (14,170)        (2,410,326)
Cash and Cash Equivalents, beginning of period.............................          552,887             86,786
                                                                                 -----------        -----------
Cash and Cash Equivalents, end of period...................................      $   538,717        $ 2,497,112
                                                                                 ===========        ===========

Supplemental Cash Flow Disclosure:
Cash paid for interest.....................................................      $   346,123        $   123,428
                                                                                 ===========        ===========



  The accompanying notes are an integral part of these financial statements.

                         Notes to Financial Statements
                                  (Unaudited)


1.  Basis of Presentation:

     The accompanying unaudited financial statements of FieldWorks, Incorporated ("FieldWorks" or "the Company") should be read in conjunction with the financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2000. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

     Kontron Embedded Computers AG (Kontron) has a controlling interest in the Company. Kontron and its affiliates reported on Amendment No. 4 to Schedule 13D filed with the Securities and Exchange Commission on January 5, 2001 beneficial ownership of 13,163,242 shares which includes 7,694,492 shares of common stock and 4,750,000 shares of Series B and C Preferred Convertible Stock convertible into 5,468,750 shares of common stock.


2.  Inventories:

     Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method, and consisted of the following:

                                                     April 1,     December 31,
                                                    ----------    ------------
                                                      2001           2000
                                                      ----           ----
      Raw materials............................    $1,039,662    $  1,026,833
      Work in process..........................       416,547         259,485
      Finished goods...........................     1,371,462       1,201,325
                                                   ----------    ------------
         Total.................................    $2,827,671    $  2,487,643
                                                   ==========    ============

3.  Financing:

     On January 29, 2001, Kontron agreed to provide the Company financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through the period ending December 31, 2001. On September 28, 2000 (revised November 9, 2000), the Company entered into credit line agreements with Kontron to provide up to $5 million (US$) of cash for operations. Borrowings under these agreements bear interest at 11% per annum (payable monthly), and were due on December 15, 2000. The agreement was revised on December 16, 2000 for Kontron to provide up to DM 10 million and further revised on April 1, 2001 to provide up to DM 14 million for operations ($6.3 million based on April 1, 2001 exchange rate). Borrowings under this agreement bear interest at 11% per annum (payable monthly), with no stated maturity date. Outstanding borrowings under this line of credit were $5.8 million at April 1, 2001.

     On June 29, 2000, the Company entered into a Purchase and Option Agreement with FWRKS Acquisition Corp., a wholly-owned subsidiary of Kontron. The agreement was amended on August 16, 2000. Under the amended agreement, Kontron acquired 6 million shares of common stock of FieldWorks for a purchase price of $5.4 million. In addition, the option Kontron previously granted to Industrial-Works Holding Co., LLC, (IWHC), a wholly owned subsidiary of Glenmount International was amended. As amended, IWHC was granted an option to acquire 62,000 shares of Kontron in exchange for preferred shares of FieldWorks that were convertible into 3.4 million shares of FieldWorks common stock. Both of these matters were approved at a special shareholders meeting held on October 18, 2000 and adjourned to October 27, 2000 and the transactions were closed in December 2000.

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


4.  Foreign Currency Transactions:

     The Company records foreign currency transaction gains and losses as a component of net income (loss). For the quarter ended April 1, 2001, the Company recorded a gain of $325,735 related to the Company's borrowings under its credit line with Kontron, which is payable in Deutschmarks. The Company currently has no other balances or transactions conducted in a foreign currency.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "expects," "intends," "estimates," "should," "may" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of new products, market acceptance of new products and services, technological obsolescence, dependence on third-party manufacturers and suppliers, risks associated with the Company's dependence on proprietary technology and the long customer sales cycle. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. The Company's forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under the "Cautionary Statement" filed as Exhibit 99.1 to its Form 10-K for the year ended December 31, 2000.

Results of Operations

     The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:

                                                                                      For the Three Months Ended
                                                                                         April 1,        April 2,
                                                                                          2001            2000
                                                                                          ----            ----
Net sales........................................................................          100%            100%
Cost of sales....................................................................           55              78
                                                                                          ----            ----
  Gross profit...................................................................           45              22
Operating expenses:
  Sales and marketing............................................................           17              22
  General and administrative.....................................................           10              20
  Research and development.......................................................            7              26
                                                                                          ----            ----
     Total operating expenses....................................................           34              68
                                                                                          ----            ----
Operating profit (loss)..........................................................           11             (46)
Gain on currency conversion......................................................            7              --
Interest expense and other, net..................................................           (7)             (6)
                                                                                          ----            ----
Net profit (loss)................................................................           11%            (52)%
Beneficial conversion feature applicable to preferred shareholders...............           --              (6)
                                                                                          ----            ----
Net profit (loss) applicable to common shareholders..............................           11%            (58)%
                                                                                          ====            ====


  Net Sales.   The Company's net sales increased $0.7 million, or 15%, to $5.0 million in the first quarter of 2001 from $4.3 million in the first quarter of fiscal year 2000. The increase was due to a large order from the United States Army for the 2000 Series Embedded Vehicle Server that partially shipped in the first quarter with the remainder to ship in the second quarter. Unit volumes of the FW2000 increased to 68% in the first quarter of 2001 from 26% in the first quarter of fiscal year 2000 due to the United States Army order. Unit volumes of the 8000 Series Workstation were 24% in the first quarter of 2001 compared to 3% in the first quarter of 2000 due to the introduction of the 8000 Series product in first quarter 2000. Unit volumes of the 7000 Series Workstation decreased to 1% in the first quarter of 2001 from 33% in the first quarter of 2000 due to the replacement with the 8000 Series product in fiscal year 2000. Unit volumes of the 5000 Series Workstation decreased to 6% in the first quarter of 2001 from 38% in the first quarter of fiscal year 2000 due to the discontinuation of the 5000 product in fiscal year 2000.

  The Company is targeting key vertical markets including government and military, public services, heavy equipment and utilities/telecommunications. One customer, the United States Army, accounted for greater than 10% of net sales in the first quarter of 2001, representing $2.3 million of the Company's net sales. In the first quarter of fiscal year 2000, John Deere Information Systems and the City of Palm Springs represented $0.9 million and $0.5 million of the Company's net sales, respectively.

  International sales decreased to $0.5 million, or 10% of net sales, for the first quarter of 2001 from $0.7 million, or 15% of net sales, for the comparable period in fiscal year 2000. The decrease is due to several large orders that occurred in fiscal year 2000 with no comparable large orders in 2001. The majority of international sales, 82% and 67% of net sales for the first quarter of 2001 and 2000, respectively, are in Europe. During late fiscal year 2000, Kontron began distributing the Company's products in Europe and the Company began distribution of Kontron products within the United States. The Company believes that international sales as a percentage of net sales for the year 2001 will be in the mid-teen to 20% range with little impact on the Company's results of operations and liquidity. The Company records all sales in U.S. Dollars.

  Gross Profit.   Gross profit increased to $2.3 million, or 45% of net sales, for the first quarter of 2001 from $1.0 million, or 22% of net sales for the first quarter of fiscal year 2000. The increased gross profit is due to a higher margin on the sales mix for the first quarter of 2001. The Company's gross profit margin will fluctuate as a result of a number of factors, including mix of products sold, inventory obsolescence, the proportion of international sales, large customer contracts (with the associated volume discounts) and outsourcing expenses.

  Sales and Marketing. Sales and marketing expenses include salaries, incentive compensation, commissions, travel, trade shows, technical support and professional services personnel and general advertising and promotion. These expenses also include the labor and material costs related to maintaining the Company's standard one-year warranty program. Sales and marketing expenses decreased to $0.9 million for the first quarter of 2001 compared to $1.0 million for the first quarter of fiscal year 2000. As a percentage of net sales, sales and marketing expenses decreased to 17% for the first quarter of 2001 from 22% for the first quarter of fiscal year 2000. The decrease is due to a workforce reduction in fiscal year 2000. The Company anticipates growth of sales and marketing to be less than the growth of sales in the future.

  General and Administrative. General and administrative expenses include the Company's executive, finance, information services and human resources departments. These expenses decreased to $0.5 million for the quarter ended April 1, 2001, from $0.9 million for the quarter ended April 2, 2000. As a percentage of net sales, general and administrative expenses decreased to 10% for the quarter ended April 1, 2001, from 20% for the quarter ended April 2, 2001. The decrease is due to the management workforce reduction that occurred in August 2000, in addition to a reduction in consulting fees. The Company anticipates holding the percentage growth of general and administrative expenses to a level less than the growth of sales in the future.

  Research and Development. Research and development expenses are incurred in the design, development and testing of new or enhanced products, services and customized computing platforms. All research and development costs are expensed as incurred. Research and development expenses decreased to $0.3 million in the first quarter of 2001 from $1.1 million for the first quarter of fiscal year 2000. As a percentage of net sales, research and development costs were 7% and 26% for the first quarter of 2001 and 2000, respectively. The decrease is due to sharing research and development costs with Kontron and the synergy gained by the combined efforts, in addition to a workforce reduction in fiscal year 2000. The Company anticipates holding the percentage growth of research and development expenses to a level less than the growth of sales in the future.

  Gain on Currency Conversion. The Company's credit agreements with Kontron allow for borrowings which are payable in Deutschmarks. On a monthly basis, Kontron provides the Company with the Deutschmarks to U.S. Dollar exchange rate
as of the end of the month.   The Company converts the Deutschmarks loan balance
and interest payable to U.S. Dollars based on this exchange rate and records any gain or loss on the exchange. During the quarter ended April 1, 2001, the Company has recorded a gain on currency conversion of $325,735. The Company is currently considering alternatives for managing potential currency risk, including various hedging strategies, but as of April 1, 2001, had not entered into any such arrangements.

  Interest Income (Expense) and Other, Net.   Net interest expense was
approximately $333,000 for the first quarter of 2001 compared to net interest expense of $257,000 for the comparable period in fiscal year 2000. The increase in interest expense is due to borrowings on the Company's line of credit with Kontron. Additionally, financing costs of $882,000 related to warrants issued in September 1999 are being amortized over the two-year term of the subordinated notes.


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

  In fiscal 2001, management plans to focus on measures designed to assist the Company in achieving profitability such as i) implementing and further refining new sales and marketing strategies, ii) achieving cost and productivity improvements with its third-party manufacturers and iii) adequately managing its inventory to avoid significant inventory write-offs in the future. However, there can be no assurance that the Company will be successful in achieving these measures and increasing its profitability.

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

  On January 29, 2001, Kontron agreed to provide the Company financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through the period ending December 31, 2001. On September 28, 2000 (revised November 9, 2000), the Company entered into credit line agreements with Kontron to provide up to $5 million (US$) of cash for operations. Borrowings under these agreements bear interest at 11% per annum (payable monthly), and were due on December 15, 2000. The agreement was revised on December 16, 2000 for Kontron to provide up to DM 10 million and further revised on April 1, 2001 to provide up to DM 14 million for operations ($6.3 million based on April 1, 2001 exchange rate). Borrowings under this agreement bear interest at 11% per annum (payable monthly), with no stated maturity date. Outstanding borrowings under this line of credit were $5.8 million at April 1, 2001.

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

  Cash used for operating activities totaled $2.6 million for the first three months of 2001. The Company's accounts receivable increased $1.4 million from $3.1 million at December 31, 2000 to $4.5 million at April 1, 2001 due to timing of increased sales at the end of the first quarter in 2001. Inventories increased slightly to $2.8 million at April 1, 2001, from $2.5 million at December 31, 2000 due to continued purchases for anticipated sales in the first and second quarters of 2001. Accrued liabilities decreased to $0.7 million at April 1, 2001, from $1.8 million at December 31, 2000 due to a large vendor payment made in the first quarter. During the quarter ended April 1, 2001, the Company received an additional $2.9 million from Kontron under the credit line agreement.

  During the first quarter of 2001, the Company's level of property, plant and equipment remained constant. The Company anticipates purchases of property, plant and equipment in 2001 will remain consistent with fiscal year 2000.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  As of April 1, 2001 the Company had $5.8 million outstanding on its line of credit from Kontron. This loan bears interest at 11% per annum, payable monthly. Both the principal amount borrowed under the line of credit and interest payable thereunder are payable in German Deutschmarks and are subject to currency rate fluctuations. All remaining transactions of the Company are conducted and accounts are denominated in United States dollars. Based on our overall foreign currency rate exposure at April 1, 2001, the Company does not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

  The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents. The Company had $0.5 million in cash and cash equivalents at April 1, 2001. Based on analysis, shifts in money market rates would have an immaterial impact on the Company.


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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  See the discussion under "Liquidity and Capital Resources" above for a description of securities sold by the Company within the past three years which were not registered under the Securities Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM 5.  OTHER INFORMATION

  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 3.1 Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement filed on Form S-1, File No. 333-18335)

     Exhibit 3.2 Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement filed on Form S-1, File No. 333-18335)


(b)  Reports on Form 8-K:

     None.


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIELDWORKS, INCORPORATED


Date:  May 9, 2001

                                    /s/ Thomas Sparrvik
                                    -------------------------------------------
                                    Thomas Sparrvik, President and Chief
                                    Executive Officer (as authorized officer)