Form 10-Q
period 2001-07-01
KONTRON MOBILE COMPUTING INC
filed 2001-08-13
CIK 912643

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

For the quarterly period ended July 1, 2001

                                       OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-22221

                         KONTRON MOBILE COMPUTING, INC.
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

Yes  [X]     No  [_]


The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of August 8, 2001 was 14,944,426.

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                         KONTRON MOBILE COMPUTING, INC.
                                 BALANCE SHEETS

                                                                                         July 1,        December 31,
                                                                                          2001              2000
                                                                                       -----------      ------------
                                                                                       (Unaudited)
                                            ASSETS
Current Assets:
Cash and cash equivalents ..........................................................   $  3,200,266    $    552,887
Accounts receivable, net of allowance for doubtful accounts of $399,825 and $334,100      3,157,696       3,096,451
Inventories ........................................................................      1,846,991       2,487,643
Prepaid expenses and other .........................................................        452,597         472,287
                                                                                       ------------    ------------
           Total current assets ....................................................      8,657,550       6,609,268
                                                                                       ------------    ------------

Property and equipment:
   Computers and equipment .........................................................      1,699,278       1,699,278
   Furniture and fixtures ..........................................................        937,385         943,795
   Leasehold improvements ..........................................................        348,384         331,736
   Less: Accumulated depreciation and amortization .................................     (2,425,144)     (2,116,720)
                                                                                       ------------    ------------
       Property and equipment, net .................................................        559,903         858,089
Deposits and other assets, net .....................................................         10,589           7,774
                                                                                       ------------    ------------
Total Assets .......................................................................   $  9,228,042    $  7,475,131
                                                                                       ============    ============

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable ...................................................................   $  2,011,605    $  3,192,823
Accrued warranty expenses ..........................................................        331,360         507,099
Accrued compensation and benefits ..................................................        168,446         285,893
Other accrued liabilities ..........................................................        844,568       1,816,182
Deferred revenue ...................................................................      1,310,149         738,994
Current maturities of capitalized lease obligations ................................         20,056          38,598
Notes payable:
       Subordinated note, due September 2001 .......................................      3,000,000       3,000,000
       Less: Discount on notes payable .............................................       (110,250)       (330,750)
       Note to Kontron for operating line ..........................................      5,601,490       3,211,583
                                                                                       ------------    ------------
Notes payable, net .................................................................      8,491,240       5,880,833
                                                                                       ------------    ------------
       Total current liabilities ...................................................     13,177,424      12,460,422
                                                                                       ------------    ------------
Total Liabilities ..................................................................     13,177,424      12,460,422
                                                                                       ------------    ------------

Shareholders' Equity (Deficit):
Series B Convertible Preferred Stock, $.001 par value, 4,250,000 shares authorized;
   4,250,000 issued and outstanding ................................................          4,250           4,250
Series C Convertible Preferred Stock, $.001 par value, 500,000 shares authorized;
   500,000 issued and outstanding ..................................................            500             500
Common stock, $.001 par value, 30,000,000 shares authorized; 14,944,426 and
   14,894,426 issued and outstanding ...............................................         14,944          14,894
Additional paid-in capital .........................................................     32,545,861      32,524,911
Accumulated deficit ................................................................    (36,514,937)    (37,529,846)
                                                                                       ------------    ------------
           Total shareholders' equity (deficit) ....................................     (3,949,382)     (4,985,291)
                                                                                       ------------    ------------
Total Liabilities and Shareholders' Equity (Deficit) ...............................   $  9,228,042    $  7,475,131
                                                                                       ============    ============

   The accompanying notes are an integral part of these financial statements.

                         KONTRON MOBILE COMPUTING, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         For the Three Months Ended       For the Six Months Ended
                                                        ----------------------------    ----------------------------
                                                           July 1,        July 2,          July 1,         July 2,
                                                            2001           2000             2001            2000
                                                        ------------    ------------    ------------    ------------
Net Sales ...........................................   $  4,861,712    $  4,049,904    $  9,871,240    $  8,397,061
Cost of Sales .......................................      2,665,104       3,368,537       5,419,559       6,751,066
                                                        ------------    ------------    ------------    ------------
     Gross profit ...................................      2,196,608         681,367       4,451,681       1,645,995
                                                        ------------    ------------    ------------    ------------
Operating Expenses:
     Sales and marketing ............................        579,751       1,310,240       1,431,256       2,282,302
     General and administrative .....................        379,269       1,244,413         883,984       2,131,570
     Research and development .......................        327,718       1,416,438         665,395       2,545,098
                                                        ------------    ------------    ------------    ------------
          Total operating expenses ..................      1,286,738       3,971,091       2,980,635       6,958,970
                                                        ------------    ------------    ------------    ------------
          Operating profit (loss) ...................        909,870      (3,289,724)      1,471,046      (5,312,975)
Gain (loss) on currency conversion ..................        (75,279)           --           250,456            --
Interest and other income (expense), net ............       (374,026)       (235,012)       (706,594)       (491,638)
                                                        ------------    ------------    ------------    ------------
Net income (loss) ...................................        460,565      (3,524,736)      1,014,908      (5,804,613)
Beneficial conversion feature applicable to preferred
   shareholders .....................................           --              --              --          (250,000)
                                                        ------------    ------------    ------------    ------------
Net income (loss) applicable to common shareholders..   $    460,565    $ (3,524,736)   $  1,014,908    $ (6,054,613)
                                                        ============    ============    ============    ============


Basic and Diluted Income (Loss) Per Common Share:
Net income (loss) per common share ..................   $        .03    $       (.40)   $        .07    $       (.68)
                                                        ------------    ------------    ------------    ------------
Basic weighted average common shares outstanding ....     14,944,426       8,894,426      14,939,481       8,894,426
                                                        ============    ============    ============    ============
Diluted weighted average common shares outstanding ..     15,029,426       8,894,426      15,027,085       8,894,426
                                                        ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                         KONTRON MOBILE COMPUTING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            For the Six Months Ended
                                                                             July 1,        July 2,
                                                                              2001           2000
                                                                           -----------    -----------
Operating Activities:
Net income (loss) ......................................................   $ 1,014,908    $(5,804,613)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities--
     Depreciation and amortization .....................................       312,804        369,568
     Gain on currency conversion .......................................      (250,456)          --
     Product upgrade and restructuring costs ...........................          --         (314,704)
     Non-cash financing expense ........................................       220,500        220,500
     Loss on disposal of property and equipment ........................         2,030         14,843
     Changes in operating items:
          Accounts receivable ..........................................       (61,245)     2,070,329
          Inventories ..................................................       640,652        159,821
          Prepaid expenses and other ...................................        16,876        (53,443)
          Accounts payable .............................................    (1,181,218)      (840,919)
          Accrued expenses .............................................    (1,264,800)      (372,108)
          Deferred revenue .............................................       571,155       (126,630)
                                                                           -----------    -----------
     Net cash provided by (used for) operating activities ..............        21,206     (4,677,356)
                                                                           -----------    -----------
Investing Activities:
     Purchases of property and equipment ...............................       (16,648)      (161,469)
                                                                           -----------    -----------
Financing Activities:
     Proceeds from notes to Kontron ....................................     2,640,363      2,500,000
     Proceeds from issuance of preferred stock .........................          --        5,073,924
     Proceeds from issuance of common stock ............................        21,000           --
     Net line of credit borrowings (repayments) ........................          --         (494,937)
     Payment of capitalized lease obligations ..........................       (18,542)       (20,074)
                                                                           -----------    -----------
     Net cash provided by financing activities .........................     2,642,821      7,058,913
                                                                           -----------    -----------
Change in Cash and Cash Equivalents ....................................     2,647,379      2,220,088
Cash and Cash Equivalents, beginning of period .........................       552,887         86,786
                                                                           -----------    -----------
Cash and Cash Equivalents, end of period ...............................   $ 3,200,266    $ 2,306,874
                                                                           ===========    ===========

Supplemental Cash Flow Disclosure:
Cash paid for interest .................................................   $   738,972    $   229,454
                                                                           ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          Notes to Financial Statements
                                   (Unaudited)


1.   Basis of Presentation:

     The accompanying unaudited financial statements of Kontron Mobile Computing, Inc. ("Kontron Mobile Computing" or "the Company") should be read in conjunction with the financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2000, filed under the former name of FieldWorks, Incorporated. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

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


2.   Inventories:

     Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method, and consisted of the following:

                                             July 1,      December 31,
                                              2001            2000
                                            ----------    ------------
            Raw materials.................. $  481,325     $1,026,833
            Work in process................    206,692        259,485
            Finished goods.................  1,158,974      1,201,325
                                            ----------     ----------
                 Total..................... $1,846,991     $2,487,643
                                            ==========     ==========


3.   Financing:

     On January 29, 2001, Kontron agreed to provide the Company financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through the period ending December 31, 2001. On September 28, 2000 (revised November 9, 2000), the Company entered into credit line agreements with Kontron to provide up to $5 million (US$) of cash for operations. Borrowings under these agreements bear interest at 11% per annum (payable monthly), and were due on December 15, 2000. The agreement was revised on December 16, 2000 for Kontron to provide up to DM 10 million and further revised on April 1, 2001 to provide up to DM 14 million for operations ($6.1 million based on July 1, 2001 exchange rate). Borrowings under this agreement bear interest at 11% per annum (payable monthly), with no stated maturity date. Outstanding borrowings under this line of credit were $5.6 million at July 1, 2001.

     On June 29, 2000, the Company entered into a Purchase and Option Agreement with FWRKS Acquisition Corp., a wholly-owned subsidiary of Kontron. The agreement was amended on August 16, 2000. Under the amended agreement, Kontron acquired 6 million shares of common stock of the Company for a purchase price of $5.4 million. In addition, the option Kontron previously granted to Industrial-Works Holding Co., LLC, (IWHC), a wholly owned subsidiary of Glenmount International was amended. As amended, IWHC was granted an option to acquire 62,000 shares of Kontron in exchange for preferred shares of the Company that were convertible into 3.4 million shares of the Company common stock. Both of these matters were approved at a special shareholders meeting held on October 18, 2000 and adjourned to October 27, 2000 and the transactions were closed in December 2000.

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


4.   Foreign Currency Transactions:

     The Company records foreign currency transaction gains and losses as a component of net income (loss). For the quarter ended July 1, 2001, the Company recorded a loss of $75,279 related to the Company's borrowings under its credit line with Kontron, which is payable in Deutschmarks. For the six months ended July 1, 2001, the Company recorded a net gain of $250,456.

     On May 10, 2001, the Company entered into a forward contract foreign exchange agreement with Wells Fargo Bank, National Association, in order to hedge the foreign currency risk under the credit line with Kontron. Under the terms of the agreement, the Company has the availability to hedge up to 14.0 million Deutschmarks.

     The Company currently has no other balances or transactions conducted in a foreign currency.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "expects," "intends," "estimates," "should," "may" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of new products, market acceptance of new products and services, technological obsolescence, dependence on third-party manufacturers and suppliers, risks associated with the Company's dependence on proprietary technology and the long customer sales cycle. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. The Company's forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under the "Cautionary Statement" filed as Exhibit 99.1 to its Form 10-K for the year ended December 31, 2000, filed under the former name of FieldWorks, Incorporated.


Results of Operations

     The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:

                                                                   For the Three Months Ended   For the Six Months Ended
                                                                  ---------------------------   ------------------------
                                                                      July 1,     July 2,       July 1,       July 2,
                                                                       2001        2000          2001          2000
                                                                      -------     -------       -------       -------
Net sales ........................................................        100 %       100 %         100 %         100 %
Cost of sales.....................................................         55          83            55            80
                                                                      -------     -------       -------       -------
     Gross profit.................................................         45          17            45            20
Operating expenses:
     Sales and marketing..........................................         12          32            14            27
     General and administrative...................................          8          31             9            25
     Research and development.....................................          6          35             7            30
                                                                      -------     -------       -------       -------
          Total operating expenses................................         26          98            30            83
                                                                      -------     -------       -------       -------
Operating profit (loss)...........................................         19         (81)           15           (63)
Gain (loss) on currency conversion................................         (2)         --             2            --
Interest and other income (expense), net..........................         (8)         --            (7)            *
                                                                      -------     -------       -------       -------
Net income (loss).................................................          9 %       (87)%          10%          (69)%
Beneficial conversion feature applicable to preferred shareholders         --          --            --            (3)
                                                                      -------     -------       -------       -------
Net income (loss) applicable to common shareholders...............          9%        (87)%          10 %         (72)%
                                                                      =======     =======       =======       =======

     * Less than .5%

     Net Sales. The Company's net sales increased $0.8 million, or 20%, to $4.9 million in the second quarter of 2001 from $4.0 million in the second quarter of fiscal year 2000 and increased 18% to $9.9 million in the first six months of 2001 from $8.4 million in the first six months of fiscal year 2000. The increase was due to a large order from the United States Army for the 2000 Series Embedded Vehicle Server that shipped in the first two quarters of 2001.

     The Company is targeting key vertical markets including government and military, public services, heavy equipment and utilities/telecommunications. One customer, the United States Army, accounted for greater than 10% of net sales in the second quarter of 2001, representing $1.8 million of the Company's net sales. In the second quarter of fiscal year 2000, John Deere Information Systems and the Franklin Police Department represented $0.5 million and $0.6 million of the Company's net sales, respectively.

     International sales decreased to $0.6 million, or 12% of net sales, for the second quarter of 2001 from $0.7 million, or 16% of net sales, for the comparable period in fiscal year 2000. The majority of international sales, 99% and 76% of net sales for the second quarter of 2001 and 2000, respectively, are in Europe. During late fiscal year 2000, Kontron began distributing the Company's products in Europe and the Company began distribution of Kontron products within the United States. The Company believes that international sales as a percentage of net sales for the year 2001 will be in the mid-teen to 20% range with little impact on the Company's results of operations and liquidity. The Company records all sales in U.S. Dollars.

     Gross Profit. Gross profit increased to $2.2 million, or 45% of net sales, for the second quarter of 2001 from $0.7 million, or 17% of net sales for the second quarter of fiscal year 2000. Gross profit increased to $4.5 million, or 45% of net sales for the first six months of year 2001 from $1.6 million, or 20% of net sales for the first six months of fiscal year 2000. The increased gross profit is due to a higher margin on the sales mix for the first half of 2001. The Company's gross profit margin will fluctuate as a result of a number of factors, including mix of products sold, inventory obsolescence, the proportion of international sales, large customer contracts (with the associated volume discounts) and outsourcing expenses.

     Sales and Marketing. Sales and marketing expenses include salaries, incentive compensation, commissions, travel, trade shows, technical support and professional services personnel and general advertising and promotion. These expenses also include the labor and material costs related to maintaining the Company's standard one-year warranty program. Sales and marketing expenses decreased to $0.6 million for the second quarter of 2001 compared to $1.3 million for the second quarter of fiscal year 2000. As a percentage of net sales, sales and marketing expenses decreased to 12% for the second quarter of 2001 from 32% for the second quarter of fiscal year 2000. In the first six months of 2001, sales and marketing expenses were $1.4 million and 14% of net sales as compared to $2.3 million and 27% of net sales in the first six months of fiscal year 2000. The decrease is due to a workforce reduction in fiscal year 2000. In addition, the Company reduced warranty expense by approximately $170,000 due to the expiration of FieldWorks 5000 Series I extended warranty agreements. The Company anticipates growth of sales and marketing expenses to be less than the growth of sales in the future.

     General and Administrative. General and administrative expenses include the Company's executive, finance, information services and human resources departments. These expenses decreased to $0.4 million for the quarter ended July 1, 2001, from $1.2 million for the quarter ended July 2, 2000. As a percentage of net sales, general and administrative expenses decreased to 8% for the quarter ended July 1, 2001, from 31% for the quarter ended July 2, 2001. General and administrative expenses were $0.9 million, or 9% of net sales for the first six months of 2001 as compared to $2.1 million, or 25% of net sales for the comparable period in fiscal year 2000. The decrease is due to the management workforce reduction that occurred in August 2000, in addition to a reduction in consulting fees. The Company anticipates holding the percentage growth of general and administrative expenses to a level less than the growth of sales in the future.

     Research and Development. Research and development expenses are incurred in the design, development and testing of new or enhanced products, services and customized computing platforms. All research and development costs are expensed as incurred. Research and development expenses decreased to $0.3 million in the second quarter of 2001 from $1.4 million for the second quarter of fiscal year 2000. As a percentage of net sales, research and development costs were 6% and 35% for the second quarter of 2001 and 2000, respectively. Research and development expenses decreased to $0.7 million for the first six months of 2001 from $2.5 million for the comparable period in fiscal year 2000. As a percentage of net sales, research and development expenses decreased to 7% for the first six months of 2001 from 30% for the first six months of fiscal year 2000. The decrease is due to sharing research and development costs with Kontron and the synergy gained by the combined efforts, in addition to a workforce reduction in fiscal year 2000. The Company anticipates holding the percentage growth of research and development expenses to a level less than the growth of sales in the future.

     Gain (Loss) on Currency Conversion. The Company's credit agreements with Kontron allow for borrowings which are payable in Deutschmarks. For the quarter ended July 1, 2001, the Company recorded a loss of $75,279 related to the Company's borrowings under this line of credit. For the six months ended July 1, 2001, the Company recorded a net gain of $250,456.

     On May 10, 2001, the Company entered into a forward contract foreign exchange agreement with Wells Fargo Bank, National Association, in order to hedge the foreign currency risk under the credit line with Kontron. Under the terms of the agreement, the Company has the availability to hedge up to 14.0 million Deutschmarks.

     Interest and Other Income (Expense), Net. Net interest expense was approximately $372,000 for the second quarter of 2001 compared to net interest expense of $235,000 for the comparable period in fiscal year 2000. Net interest expense for the first six months of 2001 was $706,000 compared to net interest expense of $492,000 for the comparable period in fiscal year 2000. The increase in interest expense is due to borrowings on the Company's line of credit with Kontron. Additionally, financing costs of $882,000 related to warrants issued in September 1999 are being amortized over the two-year term of the subordinated notes.

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

     In fiscal 2001, management is focusing on measures designed to assist the Company in achieving profitability such as i) implementing and further refining new sales and marketing strategies, ii) achieving cost and productivity improvements with its third-party manufacturers and iii) adequately managing its inventory to avoid significant inventory write-offs in the future. However, there can be no assurance that the Company will be successful in achieving these measures and increasing its profitability.

     Although the Company has achieved profitability in two consecutive quarters, the Company could incur operating losses in the balance of 2001. In addition, the uncertainty of the timing of sales growth could continue to place significant pressure on the Company. Management believes that the proceeds of $5.4 million from the December 2000 Kontron equity investment will only be partially sufficient to fund operating cash requirements and debt payments in 2001. Accordingly, the Company expects that additional funding sources will be required, to potentially include additional borrowings, extension of existing subordinated notes or further investments by Kontron or other sources to alleviate the Company's cash flow and liquidity constraints and provide the needed cash flow to continue to fund normal operations. The Company is currently evaluating various possible cash flow arrangements. However, there can be no assurance as to the outcome of these efforts, including whether financing will be available to the Company, or if available, whether it would be on terms favorable to the Company and its shareholders. Failure by the Company to secure additional financing could result in significant cash constraints and financial issues for the Company.

     On January 29, 2001, Kontron agreed to provide the Company financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through the period ending December 31, 2001. On September 28, 2000 (revised November 9, 2000), the Company entered into credit line agreements with Kontron to provide up to $5 million (US$) of cash for operations. Borrowings under these agreements bear interest at 11% per annum (payable monthly), and were due on December 15, 2000. The agreement was revised on December 16, 2000 for Kontron to provide up to DM 10 million and further revised on April 1, 2001 to provide up to DM 14 million for operations ($6.1 million based on July 1, 2001 exchange rate). Borrowings under this agreement bear interest at 11% per annum (payable monthly), with no stated maturity date. Outstanding borrowings under this line of credit were $5.6 million at July 1, 2001.

     On June 29, 2000, the Company entered into a Purchase and Option Agreement with FWRKS Acquisition Corp., a wholly-owned subsidiary of Kontron. The agreement was amended on August 16, 2000. Under the amended agreement, Kontron acquired 6 million shares of common stock of the Company for a purchase price of $5.4 million. In addition, the option Kontron previously granted to Industrial-Works Holding Co., LLC, (IWHC), a wholly owned subsidiary of Glenmount International was amended. As amended, IWHC was granted an option to acquire 62,000 shares of Kontron in exchange for preferred shares of the Company that were convertible into 3.4 million shares of the Company common stock. Both of these matters were approved at a special shareholders meeting held on October 18, 2000 and adjourned to October 27, 2000 and the transactions were closed in December 2000.

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

     Cash provided by operating activities was $21,206 for the first six months of 2001, relative to $4.7 million used for operating activities in the comparable period in fiscal year 2000. The primary reasons for the improvement relate to net income generated in 2001, as well as reduced inventory levels, partially offset by changes in other working capital items. Inventories decreased to $1.8 million at July 1, 2001, from $2.5 million at December 31, 2000 due to further improvements in arrangements with outsource suppliers, partially offset by purchases in preparation for the United States Army order. Accrued liabilities decreased to $0.8 million at July 1, 2001, from $1.8 million at December 31, 2000 due to a large vendor payment made in the first quarter.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of July 1, 2001 the Company had $5.6 million outstanding on its line of credit from Kontron. This loan bears interest at 11% per annum, payable monthly. Both the principal amount borrowed under the line of credit and interest payable thereunder are payable in German Deutschmarks. See the earlier discussion under "Foreign Currency Transactions" for a description of the foreign currency forward contract in effect. All remaining transactions of the Company are conducted and accounts are denominated in United States dollars. Based on our overall foreign currency rate exposure at July 1, 2001, the Company does not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

     The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents. The Company had $3.2 million in cash and cash equivalents at July 1, 2001. Based on analysis, shifts in money market rates would have an immaterial impact on the Company.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An Annual Meeting of Shareholders was held on May 17, 2001. The shareholders voted to elect six directors, each of whom will serve until such director's successor shall have been elected and shall qualify or until such director's earlier death, resignation, removal or disqualification. Management's entire slate of six directors was elected to serve until the next Annual Meeting of Shareholders by the following vote tallies:

                                                            Authority
                                           For               Withheld
                                        ----------          ----------
      David C. Malmberg                 13,270,062            40,801
      Pierre McMaster                   13,270,062            40,801
      William P. Perron                 13,270,062            40,801
      Richard L. Poss                   13,270,062            40,801
      Thomas Sparrvik                   13,270,062            40,801
      Rudolf Wieczorek                  13,270,062            40,801


ITEM 5. OTHER INFORMATION

     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits

          Exhibit 3.1 Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit
                           3.2 to the Company's Registration Statement filed on Form S-1, File No. 333-18335)

          Exhibit 3.2 Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement filed on Form S-1, File No. 333-18335)

          Exhibit 3.3 Articles of Merger amending the Company's Articles of Incorporation effective June 4, 2001 (incorporated by reference to the exhibit 3.1 filed with the Company's Report on Form 8-K filed June 4, 2001)


   (b) Reports on Form 8-K: One report on Form 8-K was filed by the Company during the fiscal quarter ended July 1, 2001. The report, dated and effective June 4, 2001, stated that the Company filed Articles of Merger with the Minnesota Secretary of State's office to change its name from FieldWorks, Incorporated to Kontron Mobile Computing, Inc.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTRON MOBILE COMPUTING, INC.


Date:  August 13, 2001
                                   /s/ Thomas Sparrvik
                                   -----------------------------------------
                                   Thomas Sparrvik, President and Chief
                                   Executive Officer (as authorized officer)