Form 10-Q
period 2001-09-30
KONTRON MOBILE COMPUTING INC
filed 2001-11-13
CIK 912643

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

For the quarterly period ended September 30, 2001

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

Yes  [X]     No  [_]


The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of November 2, 2001 was 14,952,926.

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                        KONTRON MOBILE COMPUTING, INC.
                                BALANCE SHEETS


                                                                                                     September 30,   December 31,
                                                                                                          2001           2000
                                                                                                                         ----
                                                                                                      (Unaudited)
                                                                                                      -----------
                                            ASSETS
Current Assets:
Cash and cash equivalents.........................................................................   $  2,266,072    $    552,887
Accounts receivable, net of allowance for doubtful accounts of $263,900 and $334,100..............      2,483,729       3,096,451
Inventories.......................................................................................      1,684,088       2,487,643
Prepaid expenses and other........................................................................        322,577         472,287
                                                                                                     ------------    ------------
           Total current assets...................................................................      6,756,466       6,609,268
                                                                                                     ------------    ------------
Property and equipment:
   Computers and equipment........................................................................      1,108,227       1,699,278
   Furniture and fixtures.........................................................................        795,387         943,795
   Leasehold improvements.........................................................................        346,099         331,736
   Less: Accumulated depreciation and amortization................................................     (1,832,782)     (2,116,720)
                                                                                                     ------------    ------------
       Property and equipment, net................................................................        416,931         858,089
Deposits and other assets, net....................................................................         15,176           7,774
                                                                                                     ------------    ------------
Total Assets......................................................................................   $  7,188,573    $  7,475,131
                                                                                                     ============    ============

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable..................................................................................   $  1,597,223    $  3,192,823
Accrued warranty expenses.........................................................................        332,169         507,099
Accrued compensation and benefits.................................................................         88,864         285,893
Other accrued liabilities.........................................................................        972,264       1,816,182
Deferred revenue..................................................................................      1,261,586         738,994
Current maturities of capitalized lease obligations...............................................         10,225          38,598
Notes payable:
       Subordinated note, due September 2001......................................................             --       3,000,000
       Less: Discount on notes payable............................................................             --        (330,750)
       Note to Kontron for operating line.........................................................      7,173,808       3,211,583
                                                                                                     ------------    ------------
Notes payable, net................................................................................      7,173,808       5,880,833
                                                                                                     ------------    ------------
       Total current liabilities..................................................................     11,436,139      12,460,422
                                                                                                     ------------    ------------
Total Liabilities.................................................................................     11,436,139      12,460,422
                                                                                                     ------------    ------------

Shareholders' Equity (Deficit):
Series B Convertible Preferred Stock, $.001 par value, 4,250,000 shares authorized;
   4,250,000 issued and outstanding...............................................................          4,250           4,250
Series C Convertible Preferred Stock, $.001 par value, 500,000 shares authorized;
   500,000 issued and outstanding.................................................................            500             500
Common stock, $.001 par value, 30,000,000 shares authorized; 14,952,926 and
   14,894,426 issued and outstanding..............................................................         14,953          14,894
Additional paid-in capital........................................................................     32,551,972      32,524,911
Accumulated deficit...............................................................................    (36,819,241)    (37,529,846)
                                                                                                     ------------    ------------
           Total shareholders' equity (deficit)...................................................     (4,247,566)     (4,985,291)
                                                                                                     ------------    ------------
Total Liabilities and Shareholders' Equity (Deficit)..............................................   $  7,188,573    $  7,475,131
                                                                                                     ============    ============

  The accompanying notes are an integral part of these financial statements.

                        KONTRON MOBILE COMPUTING, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                    For the Three Months Ended        For the Nine Months Ended
                                                                -------------------------------------------------------------------
                                                                  September 30,      October 1,      September 30,      October 1,
                                                                      2001              2000             2001              2000
                                                                      ----              ----             ----              ----
Net Sales ..................................................     $  3,248,416      $  3,435,695      $ 13,119,656      $ 11,832,756
Cost of Sales ..............................................        1,688,787         6,150,130         7,108,346        12,901,196
                                                                 ------------      ------------      ------------      ------------
     Gross profit ..........................................        1,559,629        (2,714,435)        6,011,310        (1,068,440)
                                                                 ------------      ------------      ------------      ------------
Operating Expenses:
     Sales and marketing ...................................          667,573         1,341,415         2,098,829         3,623,717
     General and administrative ............................          405,111         1,468,863         1,289,095         3,570,433
     Research and development ..............................          236,892         1,052,685           902,287         3,597,784
                                                                 ------------      ------------      ------------      ------------
          Total operating expenses .........................        1,309,576         3,862,963         4,290,211        10,791,934
                                                                 ------------      ------------      ------------      ------------
          Operating profit (loss) ..........................          250,053        (6,577,398)        1,721,099       (11,860,374)
Gain (loss) on currency conversion .........................          (60,302)               --           190,154                --
Interest income (expense), net .............................         (374,606)         (407,954)       (1,080,948)         (898,977)
Other income (expense), net ................................         (119,448)               --          (119,700)          (30,615)
                                                                 ------------      ------------      ------------      ------------
Net income (loss) ..........................................         (304,303)       (6,985,352)          710,605       (12,789,966)
Beneficial conversion feature applicable to preferred
   shareholders ............................................               --          (270,833)               --          (520,833)
                                                                 ------------      ------------      ------------      ------------
Net income (loss) applicable to common shareholders ........     $   (304,303)     $ (7,256,185)     $    710,605      $(13,310,799)
                                                                 ============      ============      ============      ============


Basic and Diluted Income (Loss) Per Common Share:
Net income (loss) per common share .........................     $       (.02)     $       (.82)     $        .05      $      (1.50)
                                                                 ------------      ------------      ------------      ------------
Basic weighted average common shares outstanding ...........       14,952,926         8,894,426        14,942,748         8,894,426
                                                                 ============      ============      ============      ============
Diluted weighted average common shares outstanding .........       14,952,926         8,894,426        15,028,311         8,894,426
                                                                 ============      ============      ============      ============

  The accompanying notes are an integral part of these financial statements.

                        KONTRON MOBILE COMPUTING, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           For the Nine Months Ended
                                                                                       September 30,          October 1,
                                                                                            2001                 2000
                                                                                            ----                 ----
Operating Activities:
Net income (loss)..................................................................    $    710,605          $(12,789,966)
Adjustments to reconcile net income (loss) to net cash provided by (used for)
operating activities--
     Depreciation and amortization.................................................         428,977               643,490
     Gain on currency conversion...................................................        (190,154)                   --
     Non-cash financing expense....................................................         330,750               418,251
     Loss on disposal of property and equipment....................................          30,144               159,213
     Changes in operating items:
          Accounts receivable......................................................         612,722             2,234,150
          Inventories..............................................................         803,555             1,432,553
          Prepaid expenses and other...............................................         142,308                24,465
          Accounts payable.........................................................      (1,595,600)             (348,159)
          Accrued expenses.........................................................      (1,215,877)              913,621
          Deferred revenue.........................................................         522,592              (243,485)
                                                                                       ------------          ------------
     Net cash provided by (used for) operating activities..........................         580,022            (7,555,867)
                                                                                       ------------          ------------
Investing Activities:
     Purchases of property and equipment...........................................         (17,963)             (302,250)
     Cash received from sales of property and equipment............................              --                33,700
                                                                                       ------------          ------------
     Net cash provided by (used for) investing activities..........................         (17,963)             (268,550)
                                                                                       ------------          ------------
Financing Activities:
     Proceeds from notes to Kontron................................................       4,152,379             3,614,721
     Payment of subordinated note..................................................      (3,000,000)                   --
     Proceeds from issuance of preferred stock.....................................              --             5,073,924
     Proceeds from issuance of common stock........................................          27,120                    --
     Net line of credit borrowings (repayments)....................................              --              (920,331)
     Payment of capitalized lease obligations......................................         (28,373)              (30,683)
                                                                                       ------------          ------------
     Net cash provided by financing activities.....................................       1,151,126             7,737,631
                                                                                       ------------          ------------
Change in Cash and Cash Equivalents................................................       1,713,185               (86,786)
Cash and Cash Equivalents, beginning of period.....................................         552,887                86,786
                                                                                       ------------          ------------
Cash and Cash Equivalents, end of period...........................................    $  2,266,072          $         --
                                                                                       ============          ============

Supplemental Cash Flow Disclosure:
Cash paid for interest.............................................................    $  1,137,605          $    341,592
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


2.  Inventories:

     Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method, and consisted of the following:

                                                          September 30,    December 31,
                                                              2001            2000
                                                              ----            ----
          Raw materials................................   $   592,545     $ 1,026,833
          Work in process..............................       179,926         259,485
          Finished goods...............................       911,617       1,201,325
                                                          -----------     -----------
               Total...................................   $ 1,684,088     $ 2,487,643
                                                          ===========     ===========

3.  Financing:

     On January 29, 2001, Kontron agreed to provide the Company financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through the period ending December 31, 2001. On September 28, 2000 (revised November 9, 2000), the Company entered into credit line agreements with Kontron to provide up to $5 million (US$) of cash for operations. Borrowings under these agreements bear interest at 11% per annum (payable monthly), and were due on December 15, 2000. The agreement was revised on December 16, 2000 for Kontron to provide up to Deutschmarks (DM) 10 million and further revised on April 1, 2001 to provide up to DM 14 million for operations. On September 1, 2001, the agreement was revised to provide up to 8.5 million Euros for operations ($7.9 million based on September 30, 2001 exchange rate.) Borrowings under this agreement bear interest at 11% per annum (payable monthly), with no stated maturity date. Outstanding borrowings under this line of credit were $7.2 million at September 30, 2001.

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

     In addition, the Company received $2.5 million from Kontron on June 30, 2000 in the form of a subordinated note bearing interest at 11% per annum with an original maturity date of September 2001. Kontron also received warrants to purchase 1.25 million shares of common stock exercisable at $1.00 per share. The warrants were exercisable until November 15, 2000, and were recorded at their estimated fair value of $437,500 at the date of issuance. These warrants were cancelled and the subordinated notes were forgiven under the terms of the amended agreement described above.

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

     In September 1999, the Company completed a private placement of $3.0 million in subordinated notes. The notes bear interest at 11% per annum. The notes were repaid at the September 2001 maturity date. Noteholders also received warrants to purchase 1.5 million shares of common stock exercisable at $1.00 per share in September 1999. The warrants are exercisable for five years, and were recorded at their estimated fair value of $882,000 at the date of issuance.


4.  Foreign Currency Transactions:

     The Company records foreign currency transaction gains and losses as a component of net income (loss). For the quarter ended September 30, 2001, the Company recorded a loss of $60,302 related to the Company's borrowings under its credit line with Kontron, which is payable in Euros. For the nine months ended September 30, 2001, the Company recorded a net gain of $190,154.

     The Company utilizes foreign currency forward contracts to protect against significant fluctuations in income (loss) caused by changes in exchange rates. Currently, the Company's practice is to enter into a forward contract at the beginning of each quarter and settle the contract at the end of the quarter. The Company records gains and losses on these derivative contracts in net income
(loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Derivatives and Hedging Activities," and also marks the related debt instrument to market under SFAS No. 52, "Foreign Currency Translation." All of these gain (loss) amounts are reflected in the foreign currency gain (loss) amounts described above. As of September 30, 2001, the Company's forward contract arrangements allowed the Company to hedge up to 8.0 million Euros.

     The Company currently has no other balances or transactions conducted in a foreign currency.


5.  Legal Proceedings:

     On April 28, 2000, the Company entered into an Engagement Agreement with Goldsmith, Agio, Helms & Lynner, Ltd. ("GAH") to act as our agent to assist with a merger, sale or similar transaction for the Company, for a minimum period of six months. The Company cancelled the agreement with GAH after being approached by Kontron about the transaction that eventually closed in December 2000. GAH pursued legal proceedings against the

Company and in September 2001, an arbitrator found that the Company was required to pay damages of $792,000 to GAH. These costs have been classified as other expense. For comparison purposes, payments made to GAH prior to the date of the award by the arbitrator have been reclassified to reflect this change.


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

Results of Operations

     The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:

                                                                       For the Three Months Ended    For the Nine Months Ended
                                                                      ---------------------------------------------------------
                                                                       September 30,  October 1,  September 30,   October 1,
                                                                           2001          2000          2001          2000
                                                                           ----          ----          ----          ----
Net sales .............................................................       100 %       100 %          100 %        100 %
Cost of sales .........................................................        52         179             54          109
                                                                             ----        ----           ----         ----
     Gross profit .....................................................        48         (79)            46           (9)
Operating expenses:
     Sales and marketing ..............................................        21          39             16           31
     General and administrative .......................................        12          43             10           30
     Research and development .........................................         7          30              7           30
                                                                             ----        ----           ----         ----
          Total operating expenses ....................................        40         112             33           91
                                                                             ----        ----           ----         ----
Operating profit (loss) ...............................................         8        (191)            13         (100)
Gain (loss) on currency conversion ....................................        (2)         --              1           --
Interest income (expense), net ........................................       (11)        (12)            (8)          (8)
Other income (expense), net ...........................................        (4)         --             (1)           *
                                                                             ----        ----           ----         ----
Net income (loss) .....................................................        (9)%      (203)%            5%        (108)%
Beneficial conversion feature applicable to preferred shareholders ....        --          (8)            --           (4)
                                                                             ----        ----           ----         ----
Net income (loss) applicable to common shareholders ...................        (9)%      (211)%            5%        (112)%
                                                                             ====        ====           ====         ====

   * Less than .5%

     Net Sales. The Company's net sales decreased $0.2 million, or 5%, to $3.2 million in the third quarter of 2001 from $3.4 million in the third quarter of fiscal year 2000 and increased 11% to $13.1 million in the first nine months of 2001 from $11.8 million in the first nine months of fiscal year 2000. The increase was due to a large order from the United States Army for the 2000 Series Embedded Vehicle Server that shipped in the first two quarters of 2001.

     The Company is targeting key vertical markets including government and military, public services, heavy equipment and utilities/telecommunications. One customer, Hyundai, accounted for greater than 10% of net sales in the third quarter of 2001, representing $0.4 million of the Company's net sales. In the third quarter of fiscal year 2000, Equitable Gas Company and Franklin County, Ohio, represented $0.4 million and $0.3 million of the Company's net sales, respectively.

     International sales increased to $0.6 million, or 17% of net sales, for the third quarter of 2001 from $0.4 million, or 12% of net sales, for the comparable period in fiscal year 2000. The majority of international sales, 51% and 73% of net sales for the third quarter of 2001 and 2000, respectively, are in Europe. During late fiscal year 2000, Kontron began distributing the Company's products in Europe and the Company began distribution of Kontron products within the United States. The Company believes that international sales as a percentage of net sales for the year 2001 will be in the mid-teen to 20% range with little impact on the Company's results of operations and liquidity. The Company records all sales in U.S. Dollars.

     Gross Profit. Gross profit increased to $1.6 million, or 48% of net sales, for the third quarter of 2001 from ($2.7) million, or (79)% of net sales for the third quarter of fiscal year 2000. Gross profit increased to $6.0 million, or 46% of net sales for the first nine months of year 2001 from ($1.1) million, or
(9)% of net sales for the first nine months of fiscal year 2000. The increased gross profit is due to a $3.1 million write-down related to excess and obsolete inventory parts taken in the third quarter of fiscal year 2000, offset by a higher margin on the sales mix for the first nine months of 2001. The Company's gross profit margin will fluctuate as a result of a number of factors, including mix of products sold, inventory obsolescence, the proportion of international sales, large customer contracts (with the associated volume discounts) and outsourcing expenses.

     Sales and Marketing. Sales and marketing expenses include salaries, incentive compensation, commissions, travel, trade shows, technical support and professional services personnel and general advertising and promotion. These expenses also include the labor and material costs related to maintaining the Company's standard one-year warranty program. Sales and marketing expenses decreased to $0.7 million for the third quarter of 2001 compared to $1.3 million for the third quarter of fiscal year 2000. As a percentage of net sales, sales and marketing expenses decreased to 21% for the third quarter of 2001 from 39% for the third quarter of fiscal year 2000. In the first nine months of 2001, sales and marketing expenses were $2.1 million and 16% of net sales as compared to $3.6 million and 31% of net sales in the first nine months of fiscal year 2000. The decrease is due to a workforce reduction in fiscal year 2000. The Company anticipates growth of sales and marketing expenses to be less than the growth of sales in the future.

     General and Administrative. General and administrative expenses include the Company's executive, finance, information services and human resources departments. These expenses decreased to $0.4 million for the quarter ended September 30, 2001, from $1.5 million for the quarter ended October 1, 2000. As a percentage of net sales, general and administrative expenses decreased to 12% for the quarter ended September 30, 2001, from 43% for the quarter ended October 1, 2001. General and administrative expenses were $1.3 million, or 10% of net sales for the first nine months of 2001 as compared to $3.6 million, or 30% of net sales for the comparable period in fiscal year 2000. The decrease is due to the management workforce reduction that occurred in August 2000, in addition to a reduction in consulting fees. The Company anticipates holding the percentage growth of general and administrative expenses to a level less than the growth of sales in the future.

     Research and Development. Research and development expenses are incurred in the design, development and testing of new or enhanced products, services and customized computing platforms. All research and development costs are expensed as incurred. Research and development expenses decreased to $0.2 million in the third quarter of 2001 from $1.1 million for the third quarter of fiscal year 2000. As a percentage of net sales, research and development costs were 7% and 30% for the third quarter of 2001 and 2000, respectively. Research and development expenses decreased to $0.9 million for the first nine months of 2001 from $3.6 million for the comparable period in fiscal year 2000. As a percentage of net sales, research and development expenses decreased to 7% for the first nine months of 2001 from 30% for the first nine months of fiscal year 2000. The decrease is due to sharing research and development costs with Kontron and the synergy gained by the combined efforts, in addition to a workforce reduction in fiscal year 2000. The Company anticipates holding the percentage growth of research and development expenses to a level less than the growth of sales in the future.

     Gain (Loss) on Currency Conversion. The Company's credit agreements with Kontron allow for borrowings which are payable in Euros. For the quarter ended September 30, 2001, the Company recorded a loss of $60,302 related to the Company's borrowings under this line of credit. For the nine months ended September 30, 2001, the Company recorded a net gain of $190,154.

     The Company utilizes foreign currency forward contracts to protect against significant fluctuations in income (loss) caused by changes in exchange rates. Currently, the Company's practice is to enter into a forward contract at the beginning of each quarter and settle the contract at the end of the quarter. The Company records gains and losses on these derivative contracts in net income
(loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Derivatives and Hedging Activities," and also marks the related debt instrument to market under SFAS No. 52, "Foreign Currency Translation." All of these gain (loss) amounts are reflected in the foreign currency gain (loss) amounts described above. As of September 30, 2001, the Company's forward contract arrangements allowed the Company to hedge up to 8.0 million Euros.

     Interest Income (Expense), Net. Net interest expense was approximately $374,600 for the third quarter of 2001 compared to net interest expense of $408,000 for the comparable period in fiscal year 2000. Net interest expense for the first nine months of 2001 was $1,080,900 compared to net interest expense of $899,000 for the comparable period in fiscal year 2000. The increase in interest expense is due to borrowings on the Company's line of credit with Kontron. Additionally, financing costs of $882,000 related to warrants issued in September 1999 are being amortized over the two-year term of the subordinated notes.

     Other Income (Expense), Net. Net other expense was approximately $119,400 for the third quarter of 2001 compared to net other expense of zero for the comparable period in fiscal year 2000. Net other expense for the first nine months of 2001 was $119,700 compared to net other expense of $30,600 for the comparable period in fiscal year 2000. The majority of the 2001 costs are related to the payments that were required to be made to GAH.


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

     Although the Company achieved profitability in the first and second quarters in 2001, the Company had a net loss in the third quarter and could incur additional losses in the balance of 2001. In addition, the uncertainty of the timing of sales growth could continue to place significant pressure on the Company. Management believes that the proceeds of $5.4 million from the December 2000 Kontron equity investment will only be partially sufficient to fund operating cash requirements and debt payments in 2001. Accordingly, the Company expects that additional funding sources will be required, to potentially include additional borrowings, extension of existing subordinated notes or further investments by Kontron or other sources to alleviate the Company's cash flow and liquidity constraints and provide the needed cash flow to continue to fund normal operations. The Company is currently evaluating various possible cash flow arrangements. However, there can be no assurance as to the outcome of these efforts, including whether financing will be available to the Company, or if available, whether it would be on terms favorable to the Company and its shareholders. Failure by the Company to secure additional financing could result in significant cash constraints and financial issues for the Company.

     On January 29, 2001, Kontron agreed to provide the Company financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through the period ending December 31, 2001. On September 28, 2000 (revised November 9, 2000), the Company entered into credit line agreements with Kontron to provide up to $5 million (US$) of cash for operations. Borrowings under these agreements bear interest at 11% per annum (payable monthly), and were due on December 15, 2000. The agreement was revised on December 16, 2000 for Kontron to provide up to DM 10 million and further revised on April 1, 2001 to provide up to DM 14 million for operations. On September 1, 2001, the agreement was revised to provide up to 8.5 million Euros for operations ($7.9 million based on September 30, 2001 exchange rate.) Borrowings under this agreement bear interest at 11% per annum (payable monthly), with no stated maturity date. Outstanding borrowings under this line of credit were $7.2 million at September 30, 2001.

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

     In addition, the Company received $2.5 million from Kontron on June 30, 2000 in the form of a subordinated note bearing interest at 11% per annum with an original maturity date of September 2001. Kontron also received warrants to purchase 1.25 million shares of common stock exercisable at $1.00 per share. The warrants were exercisable until November 15, 2000, and were recorded at their estimated fair value of $437,500 at the date of issuance. These warrants were cancelled and the subordinated notes were forgiven under the terms of the amended agreement described above.

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

     In September 1999, the Company completed a private placement of $3.0 million in subordinated notes. The notes bear interest at 11% per annum. The notes were repaid at the September 2001 maturity date. Noteholders also received warrants to purchase 1.5 million shares of common stock exercisable at $1.00 per share. The warrants are exercisable for five years, and were recorded at their estimated fair value of $882,000 at the date of issuance.

     Cash provided by operating activities was $580,022 for the first nine months of 2001, relative to $7.6 million used for operating activities in the comparable period in fiscal year 2000. The primary reasons for the improvement relate to net income generated in 2001, as well as reduced inventory levels, partially offset by changes in other working capital items. Inventories decreased to $1.7 million at September 30, 2001, from $2.5 million at December 31, 2000 due to further improvements in arrangements with outsource suppliers, partially offset by purchases in preparation for the United States Army order. Accrued liabilities decreased to $1.0 million at September 30, 2001, from $1.8 million at December 31, 2000 due to a large vendor payment made in the first quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2001 the Company had $7.2 million outstanding on its line of credit from Kontron. This loan bears interest at 11% per annum, payable monthly. Both the principal amount borrowed under the line of credit and interest payable thereunder are payable in Euros. See the earlier discussion under "Foreign Currency Transactions" for a description of the foreign currency forward contract in effect. All remaining transactions of the Company are conducted and accounts are denominated in United States dollars. Based on our overall foreign currency rate exposure at September 30, 2001, the Company does not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect our financial position.

     The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents. The Company had $2.3 million in cash and cash equivalents at September 30, 2001. Based on analysis, shifts in money market rates would have an immaterial impact on the Company.


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

KONTRON MOBILE COMPUTING, INC.


Date:  November 9, 2001
                                      /s/ Thomas Sparrvik
                                      ------------------------------------------
                                      Thomas Sparrvik, President and Chief
                                      Executive Officer (as authorized officer)