Form 10-K
period 2001-12-30
KONTRON MOBILE COMPUTING INC
filed 2002-03-28
CIK 912643

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-22221

                         KONTRON MOBILE COMPUTING, INC.

           Minnesota                                     41-1731723
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           7631 Anagram Drive,                           55344
         Eden Prairie, Minnesota                      (Zip Code)
(Address of principal executive offices)

                                 (952) 974-7000
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
     Title of each class                                  on which registered
---------------------------------                     --------------------------
            None                                                 None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 5, 2002 as reported on the Over The Counter Bulletin Board, was approximately $4,963,724. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of March 5, 2002 was 14,952,926.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders to be held May 21, 2002 are incorporated by reference in Part III.

================================================================================

                                     PART I

ITEM 1. Business

     The Company. Kontron Mobile Computing, Inc. ("Kontron Mobile Computing" or "the Company"), was incorporated in Minnesota in 1992 under its former name of FieldWorks, Incorporated and is dedicated to the development and sale of rugged portable computing solutions. The Company is part of the worldwide group of Kontron companies, owned or principally owned by Kontron Embedded Computers AG (Kontron). Over the past several years, the Company has evolved its strategy to focus on designing and providing industry-specific field technology solutions. The Company believes that this strategy represents the strongest opportunity for growth and differentiation.

     The Company has had a history of designing and delivering hardware platforms for extreme environments and will continue to capitalize on its strong product reputation and value added reseller network. The Company's focus will continue to target military, public safety, automation and transportation markets where users rely on the features of Kontron Mobile Computing computers to do their jobs.

     Kontron Mobile Computing computer platforms are designed for demanding field environments, meeting military test standards for shock, vibration, moisture and temperature extremes. Features include outdoor-readable high-resolution color displays, sealed pointing devices and integrated technology protected for use in extended temperatures and isolated for shock and vibration. The Company also offers a high level of expandability and upgradability within each product platform. Expansion paths include desktop-like ISA/PCI computer card expansion slots, PC card slots, serial ports, universal serial bus and custom modules. As a result, all platforms are flexible "electronic toolboxes" that integrate the user's application-specific tools and technologies into one custom, rugged mobile solution. Upgrade paths include central processing units (CPU), random access memory (RAM), hard drive capacities, display technologies and peripheral technologies, such as wireless communication. Such upgradability contributes to a longer useful life which reduces the total cost of ownership for the end-customer. It sets Kontron Mobile Computing products and solutions higher on the value scale with our customers as their initial investment is in many ways "protected" by technology enhancements or improvements over a period of time.

     The Rugged Computing Market. Technological advances have increased customers' dependence on mobile computing and communications devices, such as portable computers, pagers and cellular telephones, to enhance workforce productivity. The rugged computing market has increasing needs for reliability, operability in extreme conditions, portability, security and compatibility with a variety of communication interfaces and standard desktop computer technology. Organizations are increasingly seeking to connect field personnel through computerization. Such computerization can provide sophisticated field diagnostic and analytic capabilities, enhance field access to data and on-line information, eliminate paperwork and improve communication.

     The markets for the Company's products consist of those businesses and other entities that are seeking effective mobile computing for field personnel and functions. The Company's rugged mobile computing platforms are used in a variety of industries whose demands vary widely, and include: (i) public service for improved productivity, efficiency and real time, remote data access (ii) military and government contractors for situational awareness, flight-line communications and real time, highly reliable data acquisition in extreme conditions and (iii) transportation OEMs and full-solution integrators for wireless data transfer, maintenance and diagnostic testing.

     Strategy. The Company's vision continues to be to become "the worldwide rugged, mobile computing solutions provider." The Company's strategy consists of the following key components:

     Further Penetration of Key Vertical Markets. The Company continues to target key vertical markets including government, military, public services, and utilities. The Company develops product features and functions to address the needs of a particular vertical market and provides application-engineering services to support the specific requirements of those customers when necessary. The Company's strategy is to be a key provider of tools and services to facilitate field data acquisition, test and measurement, telemetry, and mobile communication applications. Custom applications addressed by the Company are typically characterized by the opportunity to sell a significant quantity of units over a period of time based on a single application solution.

     Continued Reduction in Product Costs and Time to Market. The Company has taken advantage of its relationship with the other worldwide Kontron companies by outsourcing the design and manufacturing of some of its products. This is consistent with our strategy of maintaining rugged mobile design strength at the architectural level, while utilizing intra-company resources to reduce costs and add incremental expertise. This change has been well received by the Company's customers and value-added resellers. Additionally, the Company continues to be focused on further cost reductions through on-going product re-design initiatives through Kontron worldwide mobile design teams.

     Products. The Company's products are rugged mobile computers designed and manufactured for field applications including data acquisition, mobile data communications and test and measurement. Part of the Company's growth strategy is to introduce new products that will further penetrate existing markets as well as penetrate new and growing markets. In 2001, the Company introduced four new products, the EnVoy, Power Lite, 2000 Series III and the Field Lite. Additional new products will replace older products and allow for growth through 2002.

     FieldWorks 8000 Series Platform: The FieldWorks 8000 Series is targeted at the high end of the rugged field computing platform market and offers significant expansion capability. Targeted at test and measurement, telemetry and data acquisition applications, the FieldWorks 8000 Series is sold primarily within field technology / military markets.

     The structure of the rugged, portable, FieldWorks 8000 Series is based on a high-strength cast magnesium alloy external housing. Internal components that are sensitive to shock and vibration are contained within this housing and isolated with special tuned shock absorbing polymers, while a shock absorbing bushing system suspends all drives and the CPU. The FieldWorks 8000 Series incorporates the Company's backplane/card cage design, which provides up to six ISA/PCI expansion card slots within the housing permitting the integration of instrumentation, data acquisition, test and measurement and communications capabilities. Also contained within the housing is a PCMCIA expansion card reader, integrated AC/DC power supply, uninterruptable power supply capability, full-length desktop ISA/PCI expansion card slots, integrated CD-ROM and floppy diskette drives, and several optional features such as dual removable hard drives, Sun-Light Readable display and XGA display options. The FieldWorks 8000 Series is the Company's flagship product.

     Power Lite: The Power Lite is similar to the FieldWorks 8000 Series, with less rugged features and less expansion capability. The Power Lite is intended for light industrial applications like manufacturing plant floors, telecommunications test and in-plant data collection. The Power Lite offers a single ISA/PCI expansion card capability with a 14.1" XGA display. It is ideally suited for applications that display schematics and graphical information databases.

     EnVoy Mobile Data Server (MDS): The EnVoy is a three-piece onboard vehicle computer system that includes a Server component, a high-bright Display and a backlit Keyboard. The EnVoy can be customized by adding wireless technology, Global Positioning (GPS) technology, data radios and other devices through two embedded PC card slots, USB ports and three open serial ports. The floppy and CD-ROM devices can be connected to the Server by cables that can then be mounted in a remote location such as the vehicle trunk. A wide variety of standard vehicle mounting systems are available to meet specific customer needs. The EnVoy is ideally suited for fixed in-vehicle computing and communication applications including logistics management, computer-aided dispatch and Geographic Information Systems/Global Positioning System mapping. The primary market for Envoy is public services (Police, Fire, EMS and Utility) markets.

     FieldWorks 2000 Series Mobile Data Server (MDS): The FieldWorks 2000 Series was developed for mission critical communication applications. The FieldWorks 2000 Series is the communication interface to deployed personnel in remote locations in all types of vehicles. The Graphical Information System (GIS) allows personnel to graphically and numerically identify precisely where they are on a map and provide the same visual and data information for superiors in a real-time secure basis. Real time reliable communication of logistical, mission status, location and movement is paramount to the success of the application for which this product was designed and is used.

     Field Lite: The Field Lite handheld computer provides users full PC performance and connectivity in a small lightweight, rugged package. The Field Lite is used by field communication personnel for sending and receiving secure text messages, maps and collecting critical data. When connected to a GPS receiver, the Field Lite can identify location points and communicate that information wirelessly to assist in safe, expeditious navigation of mission objectives. The Field Lite is used in a variety of logistical and data collection applications where rugged, daylight readable and full PC technology is required by users.

     The Field Lite and Power Lite are products of Kontron, and are marketed and sold exclusively in North America by the Company. Both of these products began shipping in the second quarter of 2001.

     Professional Services. The Company provides Professional Services along with its products to gain a competitive advantage in the rugged mobile computing market. Programs offered by the Company include consulting services relating to product application, technical support, project management, product implementation and troubleshooting on post-installation questions. The Company provides a one-year warranty program including free telephone technical support as well as warranty extensions and custom hardware and software service/support offerings. The Company offers optional, advance exchange, replacement unit pools for large volume customers to maximize performance. Software integration services, including loading and testing of multiple software applications, can be provided to relieve end users of the burden of installing software. On-site product training and consultation services tailored to customer requirements can also be provided.

     Manufacturing. The Company initiated the outsourcing of some of its manufacturing activities to Kontron subsidiaries during fiscal year 2001. This has improved inventory management, reduced product and production costs, and enhanced product quality. Further outsourcing within the Kontron group of companies will occur as opportunities to reduce costs and improve product quality are identified. The FieldWorks 8000 Series assembly, all platform repair and final integration work continue to be performed at the Company. Parts for the EnVoy MDS and the FieldWorks 2000 Series MDS are manufactured by Kontron in Germany with final assembly performed at the Company. The Power Lite, Field Lite and IN Rave are manufactured by Kontron in Germany.

     Quality Management. The Company employs comprehensive quality control systems. The Company received ISO 9001 quality assurance certification in March 1996 and was re-certified in May 2001.

     Sales and Marketing / Customers. The Company's direct sales force focuses its efforts on establishing and maintaining relationships with key and strategic accounts. Specific territories have been assigned to the sales force located throughout the United States. Other segments of the market are addressed by sales through value-added resellers and systems integrators that typically sell systems that have been configured for specific end-user applications through the addition of hardware, software or services. Resellers and integrators generally target large- to mid-size accounts, with the exception of military integrators, or prime contractors, which target large military accounts. Additionally, the Company sells platforms to the United States Government via the General Services Administration (GSA) schedule.

     Since late 2000, the Company has been distributing its products in Europe, Middle East and Africa (EMEA) through the Kontron direct sales channel. As of midyear 2001, the Company has extended the direct sales channel to include Asia by utilizing the sales staff of Kontron Asia, a subsidiary of Kontron Embedded Computers AG, located in Taiwan. Sales in EMEA and Asia showed quarter over quarter growth during 2001. See Note 10 to the Financial Statements attached hereto for a breakdown of export sales by geographic location.

     For the year ended December 30, 2001, sales to the United States Army represented 28% of net sales. For the year ended December 31, 2000, sales to John Deere Information Systems represented 11% of net sales. For the year ended January 2, 2000, sales to Ryder Transportation Services represented 26% of net sales. The amount of revenue contributed by each product line is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operation" below.

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

     Research and Development. In conjunction with Kontron engineering teams from around the world, the Company designs mobile computer systems, subsystems and application specific custom systems. The Company believes that its efforts in this area have improved time to market and reduced development costs. The Company intends to continue to expand its products and services by providing a greater range of expandability and features in existing products. The Company has successfully developed new products with the Kontron companies maximizing the technological expertise within all companies. Through the use of these resources, the Company has access to a wide variety of specialized and/or lower-cost design talent, and gained new relationships with key technology suppliers. The use of non-Kontron design contractors was significantly reduced in 2001 resulting in reduced R&D costs. Research and development expenses were $1.2 million in 2001, $4.2 million in 2000 and $3.4 million in 1999.

     Intellectual Property. The Company uses the following marks in connection with its products: Field MousePad, Field Workstation, Technology Module, EnVoy, Field Lite, Power Lite, IN Rave, Kontron and the Kontron Logo. FieldWorks, Incorporated has federal trademark registrations with respect to Field MousePad, Field WorkStation and Technology Module. These registrations are registered on the Supplemental Register. Supplemental Registrations do not confer the same rights as Principal Registrations. Specifically, Supplemental Registrations do not serve as prima facie evidence of the validity of the registration, the registrant's ownership of the mark, or the registrant's exclusive right to use the mark. In addition, the filing date of the application does not confer any right of priority. The Company is aware that there are third parties that have claimed and may claim superior rights, in certain territories in the United States, to the use of certain of the marks in which the Company claims rights. Kontron and Kontron Logo are registered trademarks of Kontron Instruments Holding N.V. and Kontron Electronik GmbH, respectively. Kontron Electronik GmbH has filed a federal trademark application with respect to the Field Lite Mark. Power Lite and IN Rave are unregistered trademarks of Kontron Electronik GmbH. Kontron Mobile Computing has full unconditional licenses to use the Field Lite, Power Lite, IN Rave, Kontron and Kontron Logo trademarks in all sales and marketing activities.

     Employees. As of December 30, 2001, the Company employed 47 full-time employees and 1 part-time employee, of whom 20 were engaged primarily in operations, 13 were engaged primarily in sales and marketing, 8 were engaged primarily in engineering and research and development, and 7 were engaged primarily in administration. The Company also employs temporary employees and contract employees, as necessary. No employees are represented by any labor union or other collective bargaining unit. The Company believes that its relations with its employees are good.

     Assets. All of the Company's long-lived assets are located in the United States.

ITEM 2. Description of Property

     The Company's main operations are conducted in Eden Prairie, Minnesota, at a leased site of approximately 53,000 square feet. The lease term is November 1998 through November 2004. The Company has subleased two portions of the site:
12,422 square feet of office space has been subleased for the period of September 1, 2000 to November 30, 2004 and 4,728 square feet of warehouse space has been subleased with an original ending date of June 30, 2001 that has now become month-to-month and is cancelable by either party with a 60-day notice. The Company intends to continue to pursue potential subleasing of its facility, as appropriate, to minimize operating expenses.

ITEM 3. Legal Proceedings

     On April 28, 2000, the Company entered into an Engagement Agreement with Goldsmith, Agio, Helms & Lynner, Ltd. ("GAH") to act as its agent to assist with a merger, sale or similar transaction, for a minimum period of six months. The Company cancelled the agreement with GAH after being approached by Kontron about the transaction that eventually closed in December 2000. GAH pursued legal proceedings against the Company and in September 2001, an arbitrator found that the Company was required to pay damages of $792,000 to GAH. These costs have been classified as "other expense" in the Company's 2001 and 2000 statements of operations. For comparative purposes, payments made to GAH prior to the date of the award by the arbitrator have been reclassified to reflect this change.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the Company's fourth quarter ended December 30, 2001.

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Market Information. The Company's common stock is traded on the Over the Counter Bulletin Board under the symbol "KMBC." Prior to August 25, 2000, the Company's common stock was traded on the Nasdaq SmallCap Market. The following table shows the range of high and low price information as quoted on the Over the Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                                                       First Quarter      Second Quarter     Third Quarter     Fourth Quarter
                                                     -----------------   ----------------   ---------------   ---------------
                                                       2001      2000     2001      2000     2001    2000      2001    2000
                                                     -------   -------   ------   -------   -----   -------   -----   -------
Price range of common stock:
     High.........................................   $ 1.031   $ 3.094   $  .98   $ 2.375   $ .95   $ 1.688   $ .99   $ 1.125
     Low..........................................       .50     1.219     .531      .625     .59       .75     .42      .281

     Shareholders. As of March 5, 2002, there were 130 holders of record of the Company's Common Stock.

     Dividends. The Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. Selected Financial Data

     Selected Statements of Operations Data:
     (in thousands, except per share amounts)

                                                                                   Year Ended
                                                        ------------------------------------------------------------------
                                                        December 30,   December 31,   January 2,   January 3,   January 4,
                                                           2001           2000           2000         1999         1998
                                                        ------------   ------------   ----------   ----------   ----------
Net sales ...........................................     $ 17,306      $  15,696      $ 25,329     $ 20,002     $ 23,815
Cost of sales .......................................        9,487         17,390        17,950       14,200       14,620
                                                          --------      ---------      --------     --------     --------
     Gross profit (loss) ............................        7,819         (1,694)        7,379        5,802        9,195
Operating expenses:
     Sales and marketing ............................        2,747          4,413         5,633        5,482        5,043
     General and administrative .....................        1,740          3,949         2,998        2,915        3,034
     Research and development .......................        1,205          4,213         3,414        3,214        1,884
     Product upgrade and restructuring costs ........           --            502           400        1,473           --
                                                          --------      ---------      --------     --------     --------
          Total operating expenses ..................        5,692         13,077        12,445       13,084        9,961
                                                          --------      ---------      --------     --------     --------
Operating profit (loss) .............................        2,127        (14,771)       (5,066)      (7,282)        (766)
Gain on currency conversion .........................          208             --            --           --           --
Interest income (expense), net ......................       (1,275)        (1,765)         (317)         149         (262)
Other income (expense), net .........................         (120)          (641)            3            9            4
                                                          --------      ---------      --------     --------     --------
Net income (loss) ...................................          940        (17,177)       (5,380)      (7,124)      (1,024)
Beneficial conversion feature applicable to preferred
   shareholders .....................................           --           (521)           --           --           --
                                                          --------      ---------      --------     --------     --------

Net income (loss) applicable to common shareholders .     $    940      $ (17,698)     $ (5,380)    $ (7,124)    $ (1,024)
                                                          ========      =========      ========     ========     ========
Basic and diluted loss per common share:
     Net income (loss) per common share .............     $    .06      $   (1.92)     $   (.61)    $   (.81)    $   (.12)
                                                          ========      =========      ========     ========     ========
Basic weighted average common shares outstanding ....       14,945          9,241         8,874        8,799        8,242
                                                          ========      =========      ========     ========     ========
Diluted weighted average common shares outstanding ..       15,029          9,241         8,874        8,799        8,242
                                                          ========      =========      ========     ========     ========

     Selected Balance Sheet Data:
     (in thousands, except per share amounts)

                                                                                    Year Ended
                                                        ------------------------------------------------------------------
                                                        December 30,   December 31,   January 2,   January 3,   January 4,
                                                            2001           2000          2000         1999         1998
                                                        ------------   ------------   ----------   ----------   ----------

Cash and cash equivalents............................     $  2,074       $    553      $     87     $  1,690      $ 3,219
Working capital (deficit)............................       (4,382)        (5,851)        1,829        4,077       11,517
Total assets.........................................        6,916          7,475        12,014       10,956       16,120
Notes payable, net...................................        6,938          5,881         2,228           --           --
Capital lease obligations............................           --             39            80          110           70
Total debt...........................................        6,938          5,920         2,308          110           70
Accumulated deficit..................................      (36,589)       (37,530)      (19,832)     (14,452)      (7,327)
Total shareholders' equity (deficit).................       (4,018)        (4,985)        1,403        5,793       12,799

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

     Operating Results. The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:

                                                                                   For the Years Ended
                                                                       ----------------------------------------
                                                                       December 30,   December 31,   January 2,
                                                                           2001           2000          2000
                                                                       ------------   ------------   ----------
Net sales ..........................................................       100%            100%         100%
Cost of sales ......................................................        55            (111)          71
                                                                           ---            ----          ---
     Gross profit (loss) ...........................................        45             (11)          29
Operating expenses:
     Sales and marketing ...........................................        16              28           22
     General and administrative ....................................        10              25           12
     Research and development ......................................         7              27           13
     Product upgrade and restructuring costs .......................        --               3            2
                                                                           ---            ----          ---
          Total operating expenses .................................        33              83           49
                                                                           ---            ----          ---
Operating income (loss) ............................................        12             (94)         (20)
Gain on currency conversion ........................................         1              --           --
                                                                           ---            ----          ---
Interest income (expense), net .....................................        (7)            (11)          (1)
Other income (expense), net ........................................        (1)             (4)           *
                                                                           ---            ----          ---
Net income (loss) ..................................................         5%           (109)%        (21)%
                                                                           ---            ----          ---
Beneficial conversion feature applicable to preferred shareholders..        --              (3)          --
                                                                           ---            ----          ---
Net income (loss) applicable to common shareholders ................         5%           (112)%        (21)%
                                                                           ===            ====          ===

     *    reflects less than .5%

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

     Critical Accounting Policies. Financial Reporting Release (FRR) No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The discussion and analysis of the Company's financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements.

     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The accounting policies which the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results include revenue recognition, inventories and warranties.

     Revenue Recognition. The Company recognizes revenue in accordance with SEC
     -------------------
Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

     The Company's revenue recognition policy is significant because the Company's revenue is a key component of its results of operations. The Company recognizes revenue upon shipment of its products. Accruals for sales returns and other allowances are provided at the time of shipment based on experience. Service revenue, including non-warranty work and related parts sales, is recognized as earned. Extended warranty contracts are offered, generally as a separately priced arrangement with the customer. Revenues related to extended warranties are recorded as deferred revenue and recognized ratably over the term of the related agreements. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB 101.

     Inventories. Inventories are stated at the lower of cost or market value,
     -----------
as determined by the first-in, first-out cost method. New inventory monitoring controls were put in place in 2001 to reduce the future write-downs of inventory due to obsolescence and to better manage inventory due to the resumption of in-house manufacturing. All inventory is now coded to reflect the product for which it is primarily used, allowing the Company to better manage its inventory and to assist in making bi-weekly forecast updates. This change has also allowed for improved analysis of the Company's inventory reserve.

     The Company reviews its inventory quantities on hand and records a provision for estimated obsolescence or unmarketable inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Warranties. The Company warrants its products against defects in materials
     ----------
and workmanship under normal use and service for one year from the date of purchase. Warranty costs for existing products, including parts and labor, are estimated based on actual historical experience. Management uses that historical data to accrue reserves to cover estimated costs based on units in the field. Management reviews the estimated warranty liability on a quarterly basis to determine its adequacy. While the Company's warranty costs have historically been within its expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same warranty return rates or repair costs it has in the past.

     While the Company engages in product quality programs and processes, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

     Related Party Transactions. The Company sells certain products to Kontron and the Kontron group of companies for further resale outside North America. These sales were approximately $1.3 million in 2001. The Company also buys products from these related entities for further resale within North America. These purchases were approximately $0.8 million in 2001. The Company and the Kontron group of companies are operating under agreements regarding the sales and purchases from each other. Such transactions are in the normal course of business at negotiated prices comparable to similar transactions with other customers and suppliers. Management believes the transactions with Kontron and the Kontron group of companies are at arms length and are under terms no less favorable to the Company than those with other customers or suppliers.

     Included in the financial statements are approximately $118,500 of related party receivables and approximately $210,100 of related party payables as of December 30, 2001.

     The Company has a credit line agreement with Kontron to provide up to 8.5 million Euros for operations ($7.7 million based on December 30, 2001 exchange rate). Borrowings under this agreement bear interest at 11% per annum (payable monthly), with no stated maturity date. Outstanding borrowings under this line of credit were $6.9 million at December 30, 2001. Refer to the Liquidity and Capital Resources section for further discussion.

     Accounting Pronouncements. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", became effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 did not have a material impact on the Company's financial position or results of operations at adoption; see discussion below regarding foreign currency forward contracts utilized later in 2001.

COMPARISON OF YEARS ENDED DECEMBER 30, 2001 AND DECEMBER 31, 2000

     Net Sales. Net sales for 2001 were $17.3 million, an increase of $1.6 million or 10% from fiscal year 2000 net sales of $15.7 million. The increase was primarily attributable to a large order from the United States Army for the 2000 Series Embedded Vehicle Server that shipped in the first two quarters of 2001.

     Unit volumes of the 8000 Series represented 45% of total units in 2001 compared to 34% in fiscal year 2000. Production of the 8000 Series began in fiscal year 2000, therefore the increase in sales in 2001 was attributable to only a partial year's production in fiscal year 2000. Sales of the 2000 Series Mobile Data Server represented 34% of total units in 2001 compared to 30% in fiscal year 2000. The increase in sales was attributable to the large United States Army order. Unit volumes of the EnVoy product represented 13% in 2001. Production of the EnVoy product began in 2001 and, therefore, there were no comparable sales in fiscal year 2000. Unit volumes of the 5000 Series decreased to 6% of total unit sales in 2001 from 24% in fiscal year 2000. The decrease in sales was attributable to the discontinuation of the 5000 Series product that began in fiscal year 2000.

     Sales by product line were as follows:

                                                           2001             2000             1999
                                                       -----------      -----------      -----------
8000 Series.........................................   $ 7,770,000      $ 5,313,000(1)   $        --(1)
2000 Series.........................................     5,905,000        4,796,000        3,700,000
EnVoy...............................................     2,235,000(2)            --               --
Field Lite..........................................       248,000(3)            --               --
IN Rave.............................................        89,000(3)            --               --
Power Lite..........................................        13,000(3)            --               --
7000 Series.........................................            --(4)     1,826,000(4)     9,037,000
5000 Series.........................................     1,046,000(5)     3,761,000(5)    12,592,000
                                                       -----------      -----------      ----------
                                                       $17,306,000      $15,696,000      $25,329,000
                                                       ===========      ===========      ===========

----------
(1)  The 8000 Series product was introduced in fiscal year 2000.
(2)  The EnVoy product was introduced in 2001.
(3) The Field Lite, IN Rave and Power Lite are Kontron products. The Company began marketing these products in 2001.
(4) The 7000 Series product was discontinued and replaced with the 8000 Series product in fiscal year 2000.
(5)  The 5000 Series product was discontinued in 2001.

     International sales increased to $2.4 million, or 14% of sales in 2001 from $2.3 million, or 15% of net sales in fiscal year 2000. The majority of international sales are in Europe, including $1.9 million in 2001 and $1.5 million in fiscal year 2000. The Company believes that international sales as a percentage of net sales for the year 2002 will be in the mid-teen to 20% range with little impact on the Company's results of operations and liquidity.

     Gross Margin. Gross margin (deficit) increased to $7.8 million in 2001 from $(1.7) million in fiscal year 2000. Gross margins, as a percentage of net sales, increased to 45% in 2001 as compared to (11)% in fiscal year 2000. The 2001 gross margin was positively impacted by increased average selling prices, reduced direct material costs due to outsourcing within the Kontron group and improved management of inventory. The fiscal year 2000 gross margin was significantly impacted by $3.1 million of inventory write-downs which resulted from product line close-outs, changes in outsourcing arrangements and other technological and market developments. Excluding the $3.1 million of write-downs, the gross margin in fiscal year 2000 would have been $1.4 million and 9.0% of net sales. The Company's gross margin will fluctuate as a result of a number of factors, including mix of products sold, inventory obsolescence, the proportion of international sales, large customer contracts (with the associated volume discounts) and other manufacturing expenses.

     Sales and Marketing. Sales and marketing expenses include salaries, incentive compensation, commissions, travel, trade shows, technical support and professional services personnel and general advertising and promotion. These expenses also include the labor and material costs related to maintaining the Company's standard one-year warranty program. Sales and marketing expenses were $2.7 million in 2001, a decrease of $1.7 million as compared to $4.4 million in fiscal year 2000. As a percentage of net sales, sales and marketing expenses decreased to 16% in 2001 as compared to 28% in fiscal year 2000. The decrease in expenses was primarily due to a workforce reduction in fiscal year 2000. The Company anticipates growth of sales and marketing expenses to be less than the growth of sales in the future.

     General and Administrative. General and administrative expenses include the Company's executive, finance, information services and human resources departments. These expenses decreased to $1.7 million in 2001 compared to $3.9 million in fiscal year 2000. As a percentage of net sales, general and administrative expenses decreased to 10% in 2001 compared to 25% in fiscal year 2000. The decrease is due to the management workforce reduction that occurred in August 2000, in addition to a reduction in consulting fees. The Company anticipates growth of general and administrative expenses to be less than the growth of sales in the future.

     Research and Development. Research and development expenses are incurred in the design, development and testing of new or enhanced products, services and customized computing platforms. All research and development costs are expensed as incurred. These expenses decreased to $1.2 million in 2001 from $4.2 million in fiscal year 2000. As a percentage of net sales, research and development expenses decreased to 7% in 2001 from 27% in fiscal year 2000. The decrease is due to sharing research and development costs with Kontron and the synergy gained by the combined efforts, in addition to a workforce reduction in fiscal year 2000. The Company anticipates growth of research and development expenses to be less than the growth of sales in the future.

     Restructuring Costs. Restructuring costs were $0.5 million, or 3% of net sales in fiscal year 2000. These costs were primarily severance charges due to changes in the Company's management team at the time of the Kontron investment.

     Gain on Currency Conversion. The Company's credit agreements with Kontron allow for borrowings which are payable in Euros.

     In the second quarter of 2001, the Company began utilizing foreign currency forward contracts to protect against significant fluctuations in net income
(loss) caused by changes in Euro exchange rates. The Company's practice is to enter into a forward contract at the beginning of each quarter and settle the contract at the end of the quarter. The Company records gains and losses on these derivative contracts (which are not designated as hedging instruments for accounting purposes) in net income (loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Derivatives and Hedging Activities," and also marks the related debt instrument to market under SFAS No. 52, "Foreign Currency Translation." These gain (loss) amounts are included in the net foreign currency gain of $207,664 recorded in 2001. As of December 30, 2001, the Company's forward contract arrangements allowed the Company to hedge up to 8.0 million Euros.

     Interest Income (Expense), Net. Net interest expense of $1.3 million was recorded in 2001 compared to $1.7 million in fiscal year 2000. The decrease in interest expense is due to the repayment of the subordinated notes in September 2001. Additionally, financing costs of $882,000 related to warrants issued in September 1999 were amortized over the two-year term of the subordinated notes. The Company anticipates net interest expense will decrease in 2002 due to the repayment of the subordinated notes. In addition, the Company anticipates a reduction in interest expense in 2002 as a result of the planned repayment of its borrowings from Kontron.

     Other Income (Expense), Net. Other expense of approximately $119,700 was recorded in 2001 compared to approximately $641,900 in fiscal year 2000. The majority of the costs are related to the payments that were required to be made to GAH.

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

     Sales by product line were as follows:

                                       2000             1999            1998
                                   -----------      -----------      -----------
7000 Series ....................   $ 1,826,000(1)   $ 9,037,000      $12,445,000
5000 Series ....................     3,761,000(2)    12,592,000        7,547,000
2000 Series ....................     4,796,000        3,700,000           10,000(3)
8000 Series ....................     5,313,000(4)            --(4)            --(4)
                                   -----------      -----------      -----------
                                   $15,696,000      $25,329,000      $20,002,000
                                   ===========      ===========      ===========

--------------
(1) The 7000 Series product was discontinued and replaced with the 8000 Series product in fiscal year 2000.
(2)  The 5000 Series product was discontinued in 2001.
(3)  The 2000 Series product was introduced in 1998.
(4)  The 8000 Series product was introduced in fiscal year 2000.

     International sales decreased to $2.3 million, or 15% of sales in fiscal year 2000 from $3.7 million, or 14% of net sales in 1999. The reduction was due to the delayed introduction of the 8000 Series Workstation. The majority of international sales are in Europe, including $1.5 million in fiscal year 2000 and $2.8 million in 1999.

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

     General and Administrative. General and administrative expenses include the Company's executive, finance, information services and human resources departments. These expenses increased to $3.9 million in fiscal year 2000 compared to $3.0 million in 1999. As a percentage of net sales, general and administrative expenses increased to 25% in fiscal year 2000 compared to 12% in 1999. The increase is primarily due to fees associated with the management services agreement related to the investment by IWHC, and recruitment expenses due to changes in the management team during the first half of the year.

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

     Interest Expense and Other, Net. Net interest and other expense of $2.4 million was recorded in fiscal year 2000 as compared to $314,000 in 1999. The increase in interest expense is due to borrowings on the Company's line of credit, interest payments on its subordinated notes, interest payments to Kontron for the operational cash credit line and payments made to GAH under the legal proceeding described in Item 3. In addition, financing costs of $882,000 related to warrants issued in September

1999 are being amortized over the two-year term of the subordinated notes. Financing costs of $437,500 related to warrants issued to Kontron in June 2000 were amortized from July 2000 through December 2000, the time of the closing of the Kontron equity investment.

LIQUIDITY AND CAPITAL RESOURCES

     The relationship with Kontron has brought new resources, products, capital and a global sales force. During 2001, the Company began integrating global distribution channels, augmenting go-to-market strategies and reinventing product development and positioning plans. The Company's 2001 focus was to stabilize and reach profitability by reducing overhead and operating costs, increasing the average selling price on products and reducing product direct material costs.

     In 2001, the Company had a positive cash flow from operations of $622,641, the first positive operating cash flow in the Company's history, compared to negative cash flows from operations of $11,025,746 and $5,168,905 in fiscal years 2000 and 1999, respectively. While the Company achieved profitability in three of the four quarters in 2001, the Company realizes that continuous management of sales, gross margin and cash is necessary to improve liquidity. There can be no assurance that the Company will be successful in achieving these measures and increasing its liquidity. Circumstances that are reasonably likely to affect liquidity include changes in technology, dependence on key customers, decrease in demand for the Company's products and reliance on Kontron for financing and research and development support.

     The Company intends to fund its own cash needs in 2002 without assistance from Kontron. To be successful, the Company will focus on increased sales and profitability, in addition to improved working capital management. The Company has finalized a line of credit with an existing bank and if necessary, intends to use this line of credit to fund potential cash requirements in excess of its current cash flow projection.

     On January 29, 2002, Kontron agreed to provide financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through December 31, 2002. On September 28, 2000 (revised November 9, 2000), the Company entered into credit line agreements with Kontron to provide up to $5 million of cash for operations. Borrowings under these agreements bear interest at 11% per annum (payable monthly), and were due on December 15, 2000. The agreement was revised on December 16, 2000 for Kontron to provide up to DM 10 million and further revised on April 1, 2001 to provide up to DM 14 million for operations. On September 1, 2001 and December 28, 2001, the agreement was revised to provide up to 8.5 million Euros for operations ($7.7 million based on December 30, 2001 exchange rate). Borrowings under this agreement bear interest at 11% per annum (payable monthly), with no stated maturity date. Outstanding borrowings under this line of credit were $6.9 million at December 30, 2001.

     The operating line with Kontron increased $3.9 million in 2001, mostly early in the year, to fund increased inventory purchases for large sales in the first and second quarters. As the year progressed, the Company was able to fund its own operations, including the $3 million payoff of subordinated notes in September 2001, without borrowing the equivalent additional funds from Kontron. The Company also anticipates partial repayment of the operating line borrowings with Kontron in 2002.

     On June 29, 2000, the Company entered into a Purchase and Option Agreement with FWRKS Acquisition Corp., a wholly owned subsidiary of Kontron Embedded Computers AG. The agreement was amended on August 16, 2000. Under the amended agreement, Kontron acquired 6 million shares of common stock of the Company for a purchase price of $5.4 million. In addition, the option Kontron previously granted to Industrial-Works Holding Co., LLC, (IWHC), a wholly owned subsidiary of Glenmount International was amended. As amended, IWHC was granted an option to acquire 62,000 shares of Kontron in exchange for preferred shares of the Company that were convertible into 3.4 million shares of the Company common stock. Both of these matters were approved at a special shareholders meeting held on October 18, 2000 and adjourned to October 27, 2000 and the transactions were closed in December 2000.

     In addition, the Company received $2.5 million from FWRKS Acquisition Corp. on June 30, 2000 in the form of a subordinated note bearing interest at 11% per annum with an original maturity date of September 2001. FWRKS Acquisition Corp. also received warrants to purchase 1.25 million shares of common stock exercisable at $1.00 per share. The warrants were exercisable until November 15, 2000, and were recorded at their estimated fair value of $437,500 at the date of issuance. These warrants were cancelled and the subordinated notes were forgiven under the terms of the amended agreement described above.

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

     On February 22, 2000, the Company completed a $4.25 million equity investment by IWHC. In exchange for the $4.25 million investment, the Company issued 4,250,000 shares of Series B Convertible Preferred Stock (each share of which was initially convertible into one share of Common Stock). Subsequent to February 22, 2000, the conversion rate was adjusted to such that the holders have the right to receive a total of 4,427,083 shares of common stock upon conversion of the Series B Convertible Participating Preferred Stock. IWHC received 500,000 warrants exercisable at $1.00 per share. The Company used the net proceeds for market expansion and new product development as well as for working capital and general corporate purposes. In December 2000, IWHC tendered all of its shares of Series B and Series C Convertible Preferred Stock to Kontron in exchange for shares of Kontron Common Stock.

     In September 1999, the Company completed a private placement of $3.0 million in 11% subordinated notes. The notes were repaid at the September 2001 maturity date. Noteholders also received warrants to purchase 1.5 million shares of common stock exercisable at $1.00 per share. The warrants are exercisable for five years, and were recorded at their estimated fair value of $882,000 at the date of issuance.

     The Company's cash balance as of December 30, 2001 was $2.1 million as compared to the December 31, 2000 balance of $0.6 million and the January 2, 2000 balance of $0.1 million. This change from 2001 to fiscal year 2000 was due to cash provided by operations. Cash provided by operating activities totaled $0.6 million in 2001, compared to cash used for operating activities of $11.0 million in fiscal year 2000 and $5.2 million in 1999. The Company's accounts receivable was $3.0 million at December 30, 2001, $3.1 million at December 31, 2000 and $5.1 million at January 2, 2000. Net inventories decreased to $1.2 million at December 30, 2001 from $2.5 million at December 31, 2000 and $4.5 million at January 2, 2000. This change from 2001 to fiscal year 2000 was due to purchases for anticipated sales on the United States Army order that shipped in early 2001. Deferred revenue was $1.3 million at December 30, 2001, $0.7 million at December 31, 2000 and $1.0 million at January 2, 2000. The change from 2001 to fiscal year 2000 was attributable to increased sales of extended warranties. Accounts payable was $1.3 million at December 30, 2001, $3.2 million at December 31, 2000 and $3.8 million at January 2, 2000. Fiscal year 2000 and 1999 balances were high due to purchasing inventory for customer orders in the fourth quarter for anticipated sales in the first quarter with no comparable orders for sales in the first quarter of 2002. Other accrued liabilities decreased to $0.8 million at December 30, 2001 from $1.8 million at December 31, 2000 and $0.5 million at January 2, 2000. The change from 2001 to fiscal year 2000 was due to a $1.2 million liability in fiscal year 2000 with one of the Company's outsourced partners to buy back Series 5000 parts as part of the product discontinuance.

     The Company purchased approximately $24,000 of property, plant and equipment in 2001 as compared to $0.3 million in fiscal year 2000 and $0.6 million in 1999. The Company anticipates purchases of property, plant and equipment in 2002 will remain consistent with 2001.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     As of December 30, 2001 the Company had $6.9 million outstanding on its line of credit from Kontron. This loan bears interest at 11% per annum, payable monthly. Both the principal amount borrowed under the line of credit and interest payable thereunder are payable in Euros. See the earlier discussion under "Foreign Currency Transactions" for a description of the foreign currency forward contract in effect. All remaining transactions of the Company are conducted and accounts are denominated in United States dollars. Based on its overall foreign currency rate exposure at December 30, 2001, the Company does not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect its financial position or results of operations.

     The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents. The Company had $2.1 million in cash and cash equivalents at December 30, 2001. Based on analysis, shifts in money market rates would have an immaterial impact on the Company.

ITEM 8. Financial Statements and Supplementary Data

                                                                                                                       Page
                                                                                                                       ----
Balance Sheets as of December 30, 2001 and December 31, 2000........................................................    20
Statements of Operations for the years ended December 30, 2001, December 31, 2000 and January 2, 2000...............    21
Statements of Shareholders' Equity (Deficit) for the years ended December 30, 2001, December 31, 2000 and
January 2, 2000.....................................................................................................    22
Statements of Cash Flows for the years ended December 30, 2001, December 31, 2000 and January 2, 2000...............    23
Notes to Financial Statements.......................................................................................    24
Report of Independent Public Accountants............................................................................    32

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

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) The following documents are filed as part of this Annual Report:

     1. Financial Statement Schedule: The following financial statement schedule of Kontron Mobile Computing, Inc. for the fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000, is filed as part of this Report and should be read in conjunction with the Financial Statements of Kontron Mobile Computing, Inc.

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

     (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KONTRON MOBILE COMPUTING, INC.


                                          By /s/ Thomas Sparrvik
                                            ----------------------------
                                             Thomas Sparrvik
                                             Chief Executive Officer

                                          Dated:  March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                          Title                   Date
           ---------                          -----                   ----


       /s/ Thomas Sparrvik            Chief Executive Officer    March 28, 2002
----------------------------------
           Thomas Sparrvik


       /s/ David C. Malmberg          Chairman of the Board      March 28, 2002
----------------------------------
           David C. Malmberg


       /s/ Pierre Mcmaster            Director                   March 28, 2002
----------------------------------
           Pierre McMaster


       /s/ William P. Perron          Director                   March 28, 2002
----------------------------------
           William P. Perron


       /s/ Richard L. Poss            Director                   March 28, 2002
----------------------------------
           Richard L. Poss


       /s/ Rudolf Wieczorek           Director                   March 28, 2002
----------------------------------
           Rudolf Wieczorek

                                INDEX TO EXHIBITS

Exhibit
  No      Description
  --      -----------
3.1 Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the exhibit 3.1 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

3.2 Second Amended and Restated Bylaws of the Company (incorporated by reference to the exhibit 3.4 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

3.3 Articles of Merger amending the registrant's Articles of Incorporation effective June 4, 2001 (incorporated by reference to the exhibit 3.1 filed with the Company's Report on 8-K filed June 5, 2001)

4.1 Form of Certificate for Common Stock (incorporated by reference to the exhibit 4.1 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.1 1994 Long Term Incentive and Stock Option Plan, as amended, including forms of option agreements (incorporated by reference to the exhibit
          10.24 filed with the Company's Registration Statement filed on Form S-1, File No.333-18335)

10.2      Directors' Stock Option Plan (incorporated by reference to the exhibit
          10.25 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.3 Form of Mutual Confidentiality Agreement for use with third parties (incorporated by reference to the exhibit 10.26 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.4 Form of Employee Disclosure and Assignment Agreement (incorporated by reference to the exhibit 10.27 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.5 Form of Extended Limited Warranty Agreement (incorporated by reference to the exhibit 10.31 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.6 Option Agreement, dated as of January 21, 1997, by and between the Company and David C. Malmberg (incorporated by reference to the exhibit 10.33 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

10.7 Warrant dated March 25, 1997, issued to R.J. Steichen & Company (incorporated by reference to the exhibit 10.1 filed with the Company's Report on Form 10-Q for the fiscal quarter ended April 6,
          1997)

10.8 Lease Agreement, dated May 16, 1997, by and between CSM Properties, Inc. and the Company (incorporated by reference to the exhibit 10.35 filed with the Company's Report on Form 10-K for the fiscal year ended January 4, 1998)

10.9 Addendum to Lease, dated as of December 30, 1997, between the Company and CSM Properties, Inc. (incorporated by reference to the exhibit
          10.36 filed with the Company's Report on Form 10-K for the fiscal year ended January 4, 1998)

10.10 Warrant to purchase shares of Common Stock Including Exhibit A to Warrant Issued to Industrial- Works Holding Co., LLC by the Registrant on February 18, 2000 (Incorporated by reference to the exhibit 10.41 to the Company's Registration Statement filed on Form S-2, File No. 333-34376)

10.11 Warrant to purchase shares of Common Stock Including Exhibit A to Warrant Issued to Industrial- Works Holding Co., LLC by the Registrant on February 23, 2000 (incorporated by reference to the exhibit 4.2 to the Registrant's Current Report on Form 8-K dated February 23, 2000)

10.12 Form of Mutual Non-disclosure Agreement (incorporated by reference to the exhibit 10.32 filed with the Company's Report on Form 10-K for the fiscal year ended January 2, 2000)

10.13 Form of Non-disclosure Agreement (incorporated by reference to the exhibit 10.33 filed with the Company's Report on Form 10-K for the fiscal year ended January 2, 2000)

Exhibit
  No      Description
  --      -----------
10.14 Form of International Distributor Agreement (incorporated by reference to the exhibit 10.34 filed with the Company's Report on Form 10-K for the fiscal year ended January 2, 2000)

10.15 Form of Product Evaluation Agreement (incorporated by reference to the exhibit 10.35 filed with the Company's Report on Form 10-K for the fiscal year ended January 2, 2000)

10.16 Form of OEM Agreement (incorporated by reference to the exhibit 10.36 filed with the Company's Report on Form 10-K for the fiscal year ended January 2, 2000)

10.17 Form of Sales Representative Agreement (incorporated by reference to the exhibit 10.37 filed with the Company's Report on Form 10-K for the fiscal year ended January 2, 2000)

10.18 Sublease agreement between FieldWorks, Inc. and Four 51, Inc. dated July 19, 2000 (incorporated by Reference to the exhibit 10.1 filed with the Company's Report on Form 10-Q for the fiscal quarter Ended October 1, 2000)

10.19 Agreement and Consent Regarding Sublease between CSM Properties, Inc., FieldWorks, Inc. and Four 51, Inc. dated August 8, 2000 (incorporated by reference to the exhibit 10.2 filed with the Company's Report on Form 10-Q for the fiscal quarter ended October 1, 2000)

10.20 Operating Protocol Memorandum with Kontron Embedded Computers AG dated July 11, 2000 (incorporated by reference to the exhibit 10.7 filed with the Company's Report on form 10-Q for the fiscal quarter ended July 2, 2000)

10.21 Sublease agreement between FieldWorks, Inc. and Alternative Business Furniture, Inc. dated December 11, 2000 (incorporated by reference to the exhibit 10.38 filed with the Company's Report on 10-K for the fiscal year ended December 31, 2000)

10.22 Agreement and Consent Regarding Sublease between CSM Properties, Inc., FieldWorks, Inc. and Alternative Business Furniture, Inc. dated December 20, 2000 (incorporated by reference to the exhibit 10.39 filed with the Company's Report on 10-K for the fiscal year ended December 31, 2000)

10.23 Employment Agreement with Thomas Sparrvik dated November 8, 2000 (incorporated by reference to the exhibit 10.40 filed with the Company's Report on 10-K for the fiscal year ended December 31, 2000)

10.24 2002 Compensation Plan for Thomas Sparrvik dated November 12, 2001 (filed herewith)

10.25 Letter dated March 28, 2002 from Kontron Mobile Computing, Inc. to the Securities and Exchange Commission (filed herewith)

23.1      Consent of Arthur Andersen LLP (filed herewith)

99.1      Cautionary Statement (filed herewith)

                                 BALANCE SHEETS

                                                                                            December 30,   December 31,
                                                                                                2001           2000
                                                                                            ------------   ------------
                                            ASSETS
Current Assets:
Cash and cash equivalents ...............................................................   $  2,073,970   $    552,887
Accounts receivable, net of allowance for doubtful accounts of $317,200 and $334,100 ....      2,834,150      3,048,614
Accounts receivable, related parties ....................................................        118,472         47,837
Inventories .............................................................................      1,191,276      2,487,643
Prepaid expenses and other ..............................................................        334,156        472,287
                                                                                            ------------   ------------
           Total current assets .........................................................      6,552,024      6,609,268
                                                                                            ------------   ------------
Property and Equipment:
Computers and equipment .................................................................      1,114,125      1,699,278
Furniture and fixtures ..................................................................        795,387        943,795
Leasehold improvements ..................................................................        346,099        331,736
Less: Accumulated depreciation and amortization .........................................     (1,911,244)    (2,116,720)
                                                                                            ------------   ------------
       Property and equipment, net ......................................................        344,367        858,089
Deposits and Other Assets, net ..........................................................         19,764          7,774
                                                                                            ------------   ------------
Total Assets ............................................................................   $  6,916,155   $  7,475,131
                                                                                            ============   ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable ........................................................................   $  1,118,581   $  2,992,439
Accounts payable, related parties .......................................................        210,054        200,384
Accrued warranty and product upgrade ....................................................        332,169        507,099
Accrued compensation and benefits .......................................................        257,398        285,893
Other accrued liabilities ...............................................................        771,502      1,816,182
Deferred revenue ........................................................................      1,306,563        738,994
Current maturities of capitalized lease obligations .....................................             --         38,598
Notes payable:
       Subordinated note, due September 2001 ............................................             --      3,000,000
       Less: Discount on notes payable ..................................................             --       (330,750)
       Note to Kontron Embedded Computers AG for operating line .........................      6,937,700      3,211,583
                                                                                            ------------   ------------
Notes payable, net ......................................................................      6,937,700      5,880,833
                                                                                            ------------   ------------
           Total current liabilities ....................................................     10,933,967     12,460,422
                                                                                            ------------   ------------
           Total liabilities ............................................................     10,933,967     12,460,422
                                                                                            ------------   ------------

Commitments and Contingencies (Note 8)
Shareholders' Equity (Deficit):
Series B Convertible Preferred Stock, $.001 par value, 4,250,000 shares authorized;
   4,250,000 issued and outstanding at December 30, 2001                                           4,250          4,250
Series C Convertible Preferred Stock, $.001 par value, 500,000 shares authorized;
   500,000 issued and outstanding at December 30, 2001                                               500            500
Common stock, $.001 par value, 30,000,000 shares authorized; 14,952,926 and 14,894,426
   issued and outstanding ...............................................................         14,953         14,894
Additional paid-in capital ..............................................................     32,551,972     32,524,911
Accumulated deficit .....................................................................    (36,589,487)   (37,529,846)
                                                                                            ------------   ------------
           Total shareholders' equity (deficit) .........................................     (4,017,812)    (4,985,291)
                                                                                            ------------   ------------
Total liabilities and shareholders' equity (deficit) ....................................   $  6,916,155   $  7,475,131
                                                                                            ============   ============

   The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF OPERATIONS

                                                                      For the Years Ended
                                                          -----------------------------------------
                                                          December 30,   December 31,    January 2,
                                                              2001           2000           2000
                                                          ------------   ------------   -----------
Net Sales .............................................    $17,306,146   $ 15,695,581   $25,329,192
Cost of Sales . .......................................      9,486,877     17,389,626    17,950,297
                                                           -----------   ------------   -----------
     Gross profit (loss) ..............................      7,819,269     (1,694,045)    7,378,895
                                                           -----------   ------------   -----------
Operating Expenses:
     Sales and marketing ..............................      2,747,064      4,413,415     5,632,785
     General and administrative .......................      1,739,711      3,949,925     2,998,141
     Research and development .........................      1,205,491      4,212,734     3,413,955
     Restructuring costs ..............................             --        501,805       399,978
                                                           -----------   ------------   -----------
          Total operating expenses ....................      5,692,266     13,077,879    12,444,859
                                                           -----------   ------------   -----------
          Operating profit (loss) .....................      2,127,003    (14,771,924)   (5,065,964)
Gain on currency conversion ...........................        207,664             --            --
Interest income (expense), net ........................     (1,274,607)    (1,764,760)     (317,511)
Other income (expense), net ...........................       (119,701)      (640,735)        3,417
                                                           -----------   ------------   -----------
Net income (loss) .....................................        940,359    (17,177,419)   (5,380,058)
Beneficial conversion feature applicable to preferred
   shareholders .......................................             --       (520,833)           --
                                                           -----------   ------------   -----------
Net income (loss) applicable to common shareholders ...    $   940,359   $(17,698,252)  $(5,380,058)
                                                           ===========   ============   ===========

Basic and Diluted Income (Loss) Per Common Share:
Net income (loss) per common share ....................    $       .06   $      (1.92)  $      (.61)
                                                           -----------   ------------   -----------
Basic weighted average common shares outstanding ......     14,945,293      9,240,580     8,874,473
                                                           ===========   ============   ===========
Diluted weighted average common shares outstanding ....     15,028,848      9,240,580     8,874,473
                                                           ===========   ============   ===========

   The accompanying notes are an integral part of these financial statements.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                                Total
                                    Preferred Stock         Common Stock       Additional                    Shareholders'
                                   ------------------   --------------------     Paid-in     Accumulated        Equity
                                     Shares    Amount     Shares      Amount     Capital        Deficit       (Deficit)
                                   ---------   ------   ----------   -------   -----------   ------------    -------------
Balance, January 3, 1999 .......          --   $   --    8,823,926   $ 8,824   $20,235,651   $(14,451,536)    $  5,792,939

Exercise of stock options ......          --       --       70,500        70        70,430             --           70,500
Issuance of warrants ...........          --       --           --        --       920,000             --          920,000
Net loss .......................          --       --           --        --            --     (5,380,058)      (5,380,058)
                                   ---------   ------   ----------   -------   -----------   ------------     ------------
Balance January 2, 2000 ........          --       --    8,894,426     8,894    21,226,081    (19,831,594)       1,403,381

Issuance of Series B Convertible
  Preferred Stock, net of
  offering costs ...............   4,250,000    4,250           --        --     4,109,674             --        4,113,924
Issuance of Series C Convertible
  Preferred Stock, net of
  offering costs ...............     500,000      500           --        --       959,500             --          960,000
Beneficial conversion feature
  applicable to preferred
  shareholders .................          --       --           --        --       520,833       (520,833)              --
Issuance of common stock, net of
  offering costs ...............          --       --    6,000,000     6,000     5,271,323             --        5,277,323
Issuance of warrants ...........          --       --           --        --       437,500             --          437,500
Net loss .......................          --       --           --        --            --    (17,177,419)     (17,177,419)
                                   ---------   ------   ----------   -------   -----------   ------------     ------------
Balance, December 31, 2000 .....   4,750,000    4,750   14,894,426    14,894    32,524,911    (37,529,846)      (4,985,291)

Exercise of stock options ......          --       --       58,500        59        27,061             --           27,120
Net income .....................          --       --           --        --            --        940,359          940,359
                                   ---------   ------   ----------   -------   -----------   ------------     ------------
Balance, December 30, 2001 .....   4,750,000   $4,750   14,952,926   $14,953   $32,551,972   $(36,589,487)    $ (4,017,812)
                                   =========   ======   ==========   =======   ===========   ============     ============

   The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF CASH FLOWS

                                                                                            For the Years Ended
                                                                                -----------------------------------------
                                                                                December 30,   December 31,    January 2,
                                                                                    2001           2000          2000
                                                                                ------------   ------------   -----------
Operating Activities:
Net income (loss) ...........................................................    $   940,359   $(17,177,419)  $(5,380,058)
Adjustments to reconcile net income (loss) to net cash provided by (used for)
   operating activities--
     Depreciation and amortization ..........................................        507,439        822,478       683,086
     Gain on currency conversion ............................................       (207,664)            --            --
     Non-cash financing .....................................................        330,750        878,500       148,250
     Loss on disposal of property and equipment .............................         30,144        254,116            --
     Changes in operating items:
          Accounts receivable ...............................................        143,829      1,964,477    (1,130,562)
          Inventories .......................................................      1,296,367      2,026,021    (1,112,920)
          Prepaid expenses and other ........................................        126,141        205,471      (546,450)
          Accounts payable ..................................................     (1,864,188)      (570,645)    1,959,282
          Accrued expenses ..................................................     (1,248,105)       793,854        14,058
          Deferred revenue ..................................................        567,569       (222,599)      196,409
                                                                                 -----------   ------------   -----------
     Net cash provided by (used for) operating activities ...................        622,641    (11,025,746)   (5,168,905)
                                                                                 -----------   ------------   -----------
Investing Activities:
     Purchase of property and equipment .....................................        (23,861)      (302,250)     (554,412)
     Proceeds from sales of property and equipment ..........................             --         34,200            --
                                                                                 -----------   ------------   -----------
     Net cash used for investing activities .................................        (23,861)      (268,050)     (554,412)
                                                                                 -----------   ------------   -----------
Financing Activities:
     Proceeds from notes to Kontron Embedded Computers AG ...................      3,933,781      3,211,583            --
     Proceeds from issuance of preferred stock ..............................             --      5,073,924            --
     Issuance (repayments) of subordinated notes ............................     (3,000,000)            --     3,000,000
     Proceeds from issuance of common stock .................................         27,120      5,277,323        70,500
     Net line of credit borrowings (repayments) .............................             --     (1,761,731)    1,079,750
     Payment of capitalized lease obligations ...............................        (38,598)       (41,202)      (30,616)
                                                                                 -----------   ------------   -----------
     Net cash provided by financing activities ..............................        922,303     11,759,897     4,119,634
                                                                                 -----------   ------------   -----------
Change in Cash and Cash Equivalents .........................................      1,521,083        466,101    (1,603,683)
Cash and Cash Equivalents, beginning of year ................................        552,887         86,786     1,690,469
                                                                                 -----------   ------------   -----------
Cash and Cash Equivalents, end of year ......................................    $ 2,073,970   $    552,887   $    86,786
                                                                                 ===========   ============   ===========
Supplemental Cash Flow Disclosure:
Cash paid for interest ......................................................    $ 1,349,856   $    579,130   $   236,212
                                                                                 ===========   ============   ===========
Noncash Investing and Financing Activities:
Issuance of warrants ........................................................    $        --   $    437,500   $   920,000
                                                                                 ===========   ============   ===========

   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS

1.   Nature of Business

     Operating Activities. Kontron Mobile Computing, Inc. ("Kontron Mobile Computing" or "the Company"), was incorporated in Minnesota in 1992 under its former name of FieldWorks, Incorporated and is dedicated to the development and sale of rugged portable computing solutions. The Company's computer platforms are designed for demanding field environments, meeting military standards for shock, vibration, moisture and temperature extremes. The Company's products have been designed with a modular system configuration that allows expansion paths including desktop-like ISA/PCI computer card expansion slots, PC card slots, serial ports, universal serial bus and custom modules. As a result, all platforms are flexible "electronic toolboxes" that integrate the user's application-specific tools and technologies into one custom, rugged mobile solution.

     Kontron Mobile Computing's focus is providing workstations data acquisition, mobile data communications and test and measurement applications in its targeted vertical markets. The Company provides professional services including consulting services relating to product application, technical support, project management, product implementation and troubleshooting on post-installation questions. Software integration services, including loading and testing of multiple software applications, can be provided to relieve end users of the burden of installing software. On-site product training and consultation services tailored to customer requirements can also be provided.

     Kontron Embedded Computers AG Equity Investment. On June 29, 2000, the Company entered into a Purchase and Option Agreement with FWRKS Acquisition Corp., a wholly owned subsidiary of Kontron Embedded Computers AG (Kontron). The agreement was amended on August 16, 2000. Under the amended agreement, Kontron acquired 6 million shares of common stock of the Company for a purchase price of $5.4 million. In addition, the option Kontron previously granted to Industrial-Works Holding Co., LLC, (IWHC), a wholly owned subsidiary of Glenmount International was amended. As amended, IWHC was granted an option to acquire 62,000 shares of Kontron in exchange for preferred shares of the Company that were convertible into 3.4 million shares of the Company common stock. Both of these matters were approved at a special shareholders meeting held on October 18, 2000 and adjourned to October 27, 2000 and the transactions were closed in December 2000. As a result, Kontron and its affiliates control approximately 65% of Kontron Mobile Computing through 7,694,492 shares of common stock and 4,750,000 shares of Series B and C Preferred Convertible Stock convertible into 5,468,750 shares of common stock of Kontron Mobile Computing.

     Significant Risks and Uncertainties. The relationship with Kontron has brought new resources, products, capital and a global sales force. During 2001, the Company began integrating global distribution channels, augmenting go-to-market strategies and reinventing product development and positioning plans. The Company's 2001 focus was to stabilize and reach profitability by reducing overhead and operating costs, increasing the average selling price on products and reducing product direct material costs.

     In 2001, the Company had a positive cash flow from operations of $622,641, the first positive operating cash flow in the Company's history, compared to negative cash flows from operations of $11,025,746 and $5,168,905 in fiscal years 2000 and 1999, respectively. While the Company achieved profitability in three of the four quarters in 2001, the Company realizes that continuous management of sales, gross margin and cash is necessary to improve liquidity. There can be no assurance that the Company will be successful in achieving these measures and increasing its liquidity. Circumstances that are reasonably likely to affect liquidity include changes in technology, dependence on key customers, decrease in demand for the Company's products and reliance on Kontron for financing and research and development support.

     The Company intends to fund its own cash needs in 2002 without assistance from Kontron. To be successful, the Company will focus on increased sales and profitability, in addition to improved working capital management. The Company has finalized a line of credit with an existing bank and if necessary, intends to use this line of credit to fund potential cash requirements in excess of its current cash flow projection.

     On January 29, 2002, Kontron agreed to provide financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through December 31, 2002. On September 28, 2000 (revised November 9, 2000), the Company entered into credit line agreements with Kontron to provide up to $5 million of cash for operations. Borrowings under these agreements bear interest at 11% per annum (payable monthly), and were due on December 15, 2000. The agreement was revised on December 16, 2000 for Kontron to provide up to DM 10 million and further revised on April 1, 2001 to provide up to DM 14 million for operations. On September 1, 2001 and December 28, 2001, the agreement was revised to provide up to 8.5 million Euros for operations ($7.7 million based on December 30, 2001 exchange rate.) Borrowings under this agreement bear interest at 11% per annum (payable monthly), with no stated maturity date. Outstanding borrowings under this line of credit were $6.9 million at December 30, 2001.

2.   Summary of Significant Accounting Policies

     Fiscal Year. Fiscal years end on the Sunday closest to December 31st. All references herein to "2001", "2000" and "1999" represent the fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000 respectively, each of which were 52 week years.

     In 2002, the Company will change to a fiscal year ending on December 31. The Company believes that this change will not significantly affect the comparability of the financial statements.

     Earnings (Loss) Per Common Share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the fiscal year. Diluted earnings (loss) per share is computed under the treasury stock method and is calculated to compute the dilutive effect of potential common shares.

     A reconciliation of these amounts is as follows:

                                                                 2001          2000            1999
                                                             -----------   ------------    -----------
Net income (loss) applicable to common shareholders ......   $   940,359   $(17,698,252)   $(5,380,058)
                                                             ===========   ============    ===========
Weighted average common shares outstanding ...............    14,945,293      9,240,580      8,874,473
Dilutive potential common shares .........................        83,555             --             --
                                                             -----------   ------------    -----------
Weighted average common and dilutive shares outstanding ..    15,028,848      9,240,580      8,874,473
                                                             ===========   ============    ===========
Basic earnings (loss) per share ..........................   $       .06   $      (1.92)   $      (.61)
                                                             ===========   ============    ===========
Diluted earnings (loss) per share ........................   $       .06   $      (1.92)   $      (.61)
                                                             ===========   ============    ===========

     Potential common shares of 10,212,604, 10,473,854 and 9,557,603 related to options, warrants and convertible preferred stock were excluded from the computation of diluted loss per share for 2001, 2000 and 1999 as inclusion of these shares would have been antidilutive.

     Cash and Cash Equivalents. Cash and cash equivalents consist of amounts held in the Company's checking accounts and money market funds with original maturities of 90 days or less. The carrying value of these instruments approximates fair value.

     Inventories. Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method.

     The components of inventories were:

                                           December 30, 2001   December 31, 2000
                                           -----------------   -----------------
Raw materials...........................      $   556,823         $ 1,026,833
Work in process.........................          140,899             259,485
Finished goods..........................          493,554           1,201,325
                                              -----------         -----------
     Total..............................      $ 1,191,276         $ 2,487,643
                                              ===========         ===========

     Property and Equipment. Property and equipment are recorded at cost. Repair and maintenance costs which do not significantly extend the lives of the respective assets are expensed as incurred. Depreciation is computed using the straight-line method over the related assets' useful lives, ranging from two to seven years.

     Warranties. The Company warrants its products against defects in materials and workmanship under normal use and service for one year from the date of purchase. Warranty costs for existing products, including parts and labor, are estimated based on actual historical experience. Management uses that historical data to accrue reserves to cover estimated costs based on units in the field. Management reviews the estimated warranty liability on a quarterly basis to determine its adequacy.

     Revenue Recognition. The Company recognizes sales upon shipment of its products. Accruals for sales returns and other allowances are provided at the time of shipment based on experience. Service revenue, including non-warranty work and related parts sales, is recognized as earned. Extended warranty contracts are offered, generally as a separately priced arrangement with the customer. Revenues related to extended warranties are recorded as deferred revenue and recognized ratably over the term of the related agreements.

     Significant Customers. Sales to the United States Army represented 28% of net sales in 2001. Sales to John Deere Information Systems represented 11% of net sales in fiscal year 2000. Sales to Ryder Transportation Services represented 26% of net sales in 1999.

     Research and Development. Research and development costs are charged to expense as incurred.

     Concentrations of Credit Risk. At December 30, 2001, there was not a significant portion of outstanding receivables attributable to any one customer. The Company's exposure to concentrations of credit risk relates primarily to trade receivables. This exposure is limited due to the large number of customers and their dispersion across several vertical markets and geographies. The Company controls potential credit risk by performing credit evaluations for all customers and requires letters of credit, bank guarantees and advance payments, if deemed necessary.

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

     Accounting Pronouncements. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", became effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 did not have a material impact on the Company's financial position or results of operations at adoption; see discussion below regarding foreign currency forward contracts utilized later in 2001.

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

     Foreign Currency Transactions. As described in Note 5, the Company's credit agreements with Kontron allow for borrowings which are payable in Euros.

     In the second quarter of 2001, the Company began utilizing foreign currency forward contracts to protect against significant fluctuations in net income
(loss) caused by changes in Euro exchange rates. The Company's practice is to enter into a forward contract at the beginning of each quarter and settle the contract at the end of the quarter. The Company records gains and losses on these derivative contracts (which are not designated as hedging instruments for accounting purposes) in net income (loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Derivatives and Hedging Activities," and also marks the related debt instrument to market under SFAS No. 52, "Foreign Currency Translation." These gain (loss) amounts are included in the net foreign currency gain of $207,664 recorded in 2001. As of December 30, 2001, the Company's forward contract arrangements allowed the Company to hedge up to 8.0 million Euros.

     Related Party Transactions. The Company sells certain products to Kontron and the Kontron group of companies for further resale outside North America. These sales were approximately $1.3 million in 2001. The Company also buys products from these related entities for further resale within North America. These purchases were approximately $0.8 million in 2001. The Company and the Kontron group of companies are operating under agreements regarding the sales and purchases from each other. Such transactions are in the normal course of business at negotiated prices comparable to similar transactions with other customers and suppliers. Management believes the transactions with Kontron and the Kontron group of companies are at arms length and are under terms no less favorable to the Company than those with other customers or suppliers.

     Included in the financial statements are approximately $118,500 of related party receivables and approximately $210,100 of related party payables as of December 30, 2001.

3.   Restructuring Costs

     During fiscal year 2000, the Company announced certain organizational restructuring changes related to the Kontron transaction. The management reorganization was designed to reduce ongoing administrative and operating expenses, and further streamline the organization in preparation for Kontron's increased involvement with the Company. During 1999, the Company incurred restructuring costs due to severance charges from reorganization efforts related to outsourcing certain aspects of the manufacturing and design of products.

     The reserves remaining at December 30, 2001 and December 31, 2000 were $0 and $44,300, respectively.

4.   Income Taxes

     The Company accounts for income taxes under the liability method, which requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences under enacted tax laws of temporary differences between the financial reporting and tax bases of assets and liabilities.

     A reconciliation of the Company's statutory tax rate to the effective rate is as follows:

                                                      2001      2000      1999
                                                      ----      ----      ----
Federal statutory rate ...........................      34%       34%       34%
State taxes, net of federal tax benefit ..........       4%        4%        4%
Valuation allowance ..............................     (38)%     (38)%     (38)%
                                                       ---       ---       ---
     Total .......................................      --%       --%       --%
                                                       ===       ===       ===

     As of December 30, 2001, the Company had approximately $29 million of net operating loss carryforwards for federal income tax purposes that are available to offset future taxable income through the year 2021. These carryforwards will be subject to an annual limitation as a result of a deemed change in ownership under the tax regulations at the time of the Kontron transaction in December 2000.

     The components of the Company's deferred tax asset are as follows:

                                                          2001           2000          1999
                                                      ------------   ------------   -----------
Net operating loss and tax credit carryforwards ...   $ 11,511,000   $ 11,493,000   $ 6,070,000
Timing differences ................................      2,576,000      1,981,000     1,556,000
Valuation allowance ...............................    (14,087,000)   (13,474,000)   (7,626,000)
                                                      ------------   ------------   -----------
     Total ........................................   $         --   $         --   $        --
                                                      ============   ============   ===========

5.   Line of Credit and Subordinated Notes Payable

     Kontron Embedded Computers AG Line of Credit. On January 29, 2002, Kontron agreed to provide financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through the period ending December 31, 2002. On September 28, 2000 (revised November 9, 2000), the Company entered into credit line agreements with Kontron to provide up to $5 million of cash for operations. Borrowings under these agreements bear interest at 11% per annum (payable monthly), and were due on December 15, 2000. The agreement was revised on December 16, 2000 for Kontron to provide up to DM 10 million and further revised on April 1, 2001 to provide up to DM 14 million for operations. On September 1, 2001 and December 28, 2001, the agreement was revised to provide up to 8.5 million Euros for operations ($7.7 million based on December 30, 2001 exchange rate.) Borrowings under this agreement bear interest at 11% per annum (payable monthly), with no stated maturity date. Outstanding borrowings under this line of credit were $6.9 million at December 30, 2001.

     Subordinated Notes Payable. In September 1999, the Company completed a private placement of $3.0 million in 11% subordinated notes. The notes were repaid at the September 2001 maturity date. Noteholders also received warrants to purchase 1.5 million shares of common stock exercisable at $1.00 per share. The warrants are exercisable for five years, and were recorded at their estimated fair value of $882,000 at the date of issuance.

6.   Shareholders' Equity

     On June 30, 2000, the Company issued warrants to purchase 1.25 million shares of common stock to FWRKS Acquisition Corp., (a wholly owned subsidiary of Kontron), exercisable at $1.00 per share. The warrants were exercisable until November 15, 2000, and were recorded at their estimated fair value of $437,500 at the date of issuance. These warrants were cancelled upon closing of the Kontron investment. See Note 1 for additional discussion.

     Warrants to purchase 2,852,405 shares of the Company's common stock were outstanding at December 30, 2001 and December 31, 2000. The warrants are exercisable at various times through February 2007 at prices ranging from $1.00 to $7.80.

     On March 31, 2000, the Company issued 500,000 shares of Series C Convertible Preferred Stock to IWHC. The Company recorded a $250,000 charge relating to the beneficial conversion feature associated with this preferred stock. The Company issued a warrant to IWHC to purchase 100,000 shares of common stock with an exercise price of $2.00 per share in connection with this transaction. Subsequent to March 31, 2000, the conversion rate was adjusted to such that the holders have the right to receive a total of 1,041,666 shares of common stock upon conversion of the Series C Convertible Participating Preferred Stock. In connection with this conversion rate adjustment, an additional beneficial conversion feature of $270,833 was recorded.

     On February 22, 2000, the Company completed a $4.25 million equity investment by IWHC. In exchange for the $4.25 million investment, the Company issued 4,250,000 shares of Series B Convertible Preferred Stock (each share of which was initially convertible into one share of Common Stock). Subsequent to February 22, 2000, the conversion rate was adjusted to such that the holders have the right to receive a total of 4,427,083 shares of common stock upon conversion of the Series B Convertible Participating Preferred Stock. IWHC received 500,000 warrants exercisable at $1.00 per share. The Company used the net proceeds for market expansion and new product development as well as for working capital and general corporate purposes. In December 2000, IWHC tendered all of its shares of Series B and Series C Convertible Preferred Stock to Kontron for shares of Kontron Common Stock.

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

7.   Stock Option and 401(k) Plans

     Stock Option Plan. The Company has a Long-Term Incentive and Stock Option Plan (the Plan). Under the Plan, options are granted at an exercise price equal to the fair market value of the common stock at the date of grant. Incentive stock options are granted to employees, and vest over varying periods not to exceed ten years. The Plan is authorized to issue up to 2,500,000 shares of common stock for such options. At December 30, 2001 and December 31, 2000, 610,127 and 313,877 shares were available for future grants.

     The Company also has a Non-Employee Directors' Stock Option Plan (the Directors' Plan). Under the Directors' Plan, each non-employee director receives 25,000 nonqualified options upon election and 10,000 options at each reelection date. At December 30, 2001 and December 31, 2000, 137,500 and 231,000 shares were available for future grants.

     On August 4, 1999, the Board of Directors approved the repricing of all outstanding incentive stock options for non-director employees with an exercise price greater than $1.25. The new exercise price of such options is $1.25, an amount greater than the fair market value of the Company's common stock on that date. A total of 819,050 options with exercise prices of $1.53 to $6.40 were cancelled and reissued under the terms described above. The Company is required to account for these repriced options under variable plan accounting. No compensation charge was recognized in 2001, 2000 or 1999, as the market value of the Company's common stock was less than the exercise price for these options.

     Shares subject to option are summarized as follows:

                                         Incentive     Weighted Average   Non-qualified   Weighted Average
                                       Stock Options    Exercise Price    Stock Options    Exercise Price
                                       -------------   ----------------   -------------   ----------------
Balance, January 3, 1999 ...........     1,368,950           $2.75            320,250          $5.14
     Options granted ...............     1,533,300            1.48            240,000           1.62
     Options canceled ..............    (1,536,200)           2.29                 --             --
     Options exercised .............       (70,500)           1.00                 --             --
                                        ----------           -----          ---------          -----
Balance January 2, 2000 ............     1,295,550            1.69            560,250           3.63
     Options granted ...............     1,195,550            1.07            523,500           1.40
     Options canceled ..............    (1,356,150)           1.69            (82,500)          2.27
     Options exercised .............            --              --                 --             --
                                        ----------           -----          ---------          -----
Balance, December 31, 2000 .........     1,134,950            1.05          1,001,250           2.58
     Options granted ...............        31,500             .73            110,000            .72
     Options canceled ..............      (327,750)           1.34                 --             --
     Options exercised .............       (50,000)            .42             (8,500)           .72
                                        ----------           -----          ---------          -----
Balance, December 30, 2001 .........       788,700           $ .96          1,102,750          $2.41
                                        ==========           =====          =========          =====

Options exercisable at:
     January 2, 2000 ...............       336,000           $2.54            425,150          $3.52
     December 31, 2000 .............        87,575            1.12            681,615           2.72
     December 30, 2001 .............        67,530            1.28            752,000           2.60

     Additional information regarding options outstanding at December 30, 2001 is as follows:

                                                                         Weighted Average
                             Number      Exercise     Weighted Average      Remaining
Type of Option             of Options   Price Range    Exercise Price    Contractual Life
--------------             ----------   -----------   ----------------   ----------------
Incentive ...............     253,750   $0.42-$1.00        $0.46               5.93
Incentive ...............     517,700   $1.01-$1.25        $1.14               5.35
Incentive ...............      17,250   $1.26-$1.88        $1.65               4.73
                            ---------
                              788,700
                            =========
Nonqualified ............     836,250   $0.72-$3.00        $1.37               5.90
Nonqualified ............      95,500   $3.01-$5.00        $4.54               5.05
Nonqualified ............     171,000   $5.01-$6.50        $6.24               4.77
                            ---------
                            1,102,750
                            =========

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per common share would have been increased to the following pro forma amounts:

                                           2001         2000           1999
                                         --------   ------------    -----------
Net income (loss)
     As reported ....................    $940,359   $(17,698,252)   $(5,380,058)
     Pro forma ......................    $910,717   $(18,096,693)   $(5,819,960)
Net income (loss) per common share
     As reported ....................    $    .06   $      (1.92)   $      (.61)
     Pro forma ......................    $    .06   $      (1.96)   $      (.66)

     The weighted average fair values of options granted were as follows:

                                                     Incentive     Nonqualified
                                                   Stock Options   Stock Options
                                                   -------------   -------------
2001 grants.....................................     $ 0.72          $ 0.74
2000 grants.....................................       1.14            1.54
1999 grants.....................................       1.28            1.50

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999:

                                                     2001      2000      1999
                                                   --------   -------   -------
Risk-free interest rate.........................       5.32%     6.10%     6.10%
Expected life of incentive options..............    7 years   7 years   7 years
Expected life of nonqualified options...........   10 years   8 years   7 years
Expected volatility.............................        150%      186%      117%
Expected dividend yield.........................         --        --        --

     401(k) Profit-Sharing Plan. The Company has a 401(k) profit-sharing plan (the 401(k) Plan) covering substantially all employees. Eligible employees may elect to defer up to 15% of their eligible compensation. The Company accrues matching contributions of 50% on the first 4% of each plan participant's eligible contributions. The Company's matching contributions were $40,500, $51,600 and $83,100 for 2001, 2000 and 1999, respectively.

8.   Commitments and Contingencies

     Leases. The Company leases its current headquarters office facilities under an operating lease which expires November 30, 2004. The Company has subleased two portions of the site: 12,422 square feet of office space has been subleased for the period of September 1, 2000 to November 30, 2004 and 4,728 square feet of warehouse space has been subleased with an original ending date of June 30, 2001 that has now become month-to-month and is cancelable by either party with a 60-day notice. Total rental payments to be received over the term of the non-cancelable sublease agreement will be $742,000. The Company subleased its previous office facilities under an operating lease that expired in June 1999. Rent expense associated with operating leases was $496,600, $485,400 and $469,700 for 2001, 2000 and 1999, respectively. The Company does not have any capital leases as of December 30, 2001.

     The following is a schedule of future minimum operating lease payments as of December 30, 2001:

2002 ........................................   $512,000
2003 ........................................    501,000
2004 ........................................    449,000

     Legal Proceedings. On April 28, 2000, the Company entered into an Engagement Agreement with Goldsmith, Agio, Helms & Lynner, Ltd. ("GAH") to act as its agent to assist with a merger, sale or similar transaction, for a minimum period of six months. The Company cancelled the agreement with GAH after being approached by Kontron about the transaction that eventually closed in December 2000. GAH pursued legal proceedings against the Company and in September 2001, an arbitrator found that the Company was required to pay damages of $792,000 to GAH. These costs have been classified as "other expense" in the Company's 2001 and 2000 statements of operations. For comparative purposes, payments made to GAH prior to the date of the award by the arbitrator have been reclassified to reflect this change.

     The Company is involved in legal actions in the ordinary course of its business. Although the Company cannot predict the outcome of any such legal actions, management believes that there is no pending legal proceeding against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's financial position, results of operations or cash flows.

9.   Quarterly Financial Data (Unaudited)

                                         First Quarter      Second Quarter     Third Quarter      Fourth Quarter
                                        ----------------   ----------------   ----------------   ----------------
                                         2001     2000      2001     2000      2001     2000      2001     2000
                                        ------   -------   ------   -------   ------   -------   ------   -------
                                                                       (in thousands)
Net sales...........................    $5,010   $ 4,347   $4,862   $ 4,050   $3,248   $ 3,436   $4,186   $ 3,863
Gross profit (loss).................     2,255       965    2,196       681    1,560    (2,714)   1,808      (626)
Net income (loss) applicable to
common shareholders.................    $  554   $(2,280)  $  460   $(3,775)  $ (304)  $(7,256)  $  230   $(4,387)

Basic and diluted earnings (loss) per
   common share.....................    $  .04   $  (.26)  $  .03   $  (.42)  $ (.02)  $  (.82)  $  .01   $  (.43)

10.  Segment Reporting

     Based on the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has determined that development and sale of rugged portable computing solutions is its only reportable segment.

     Sales by geographic locations were as follows:

                                            2001             2000             1999
                                         -----------      -----------      -----------
United States ........................   $14,875,000      $13,396,000      $21,667,000
Europe ...............................     1,865,000        1,469,000        2,815,000
Americas (excluding United States) ...       301,000           95,000          104,000
Asia .................................       118,000          159,000           90,000
Middle East/Africa ...................        85,000          236,000          450,000
Australia ............................        61,000            4,000           95,000
Russia ...............................         1,000          337,000          108,000
                                         -----------      -----------      -----------
                                         $17,306,000      $15,696,000      $25,329,000
                                         ===========      ===========      ===========

     Sales by product line were as follows:

                                            2001             2000             1999
                                         -----------      -----------      -----------
8000 Series ..........................   $ 7,770,000      $ 5,313,000(1)   $        --(1)
2000 Series ..........................     5,905,000        4,796,000        3,700,000
EnVoy ................................     2,235,000(2)            --               --
Field Lite ...........................       248,000(3)            --               --
IN Rave ..............................        89,000(3)            --               --
Power Lite ...........................        13,000(3)            --               --
7000 Series ..........................            --(4)     1,826,000(4)     9,037,000
5000 Series ..........................     1,046,000(5)     3,761,000(5)    12,592,000
                                         -----------      -----------      -----------
                                         $17,306,000      $15,696,000      $25,329,000
                                         ===========      ===========      ===========

----------
(1)  The 8000 Series product was introduced in fiscal year 2000.
(2)  The EnVoy product was introduced in 2001.
(3) The Field Lite, IN Rave and Power Lite are Kontron products. The Company began marketing these products in 2001.
(4) The 7000 Series product was discontinued and replaced with the 8000 Series product in fiscal year 2000.
(5)  The 5000 Series product was discontinued in 2001.

     All of the Company's long-lived assets are located in the United States.

Report of independent public accountants

To Kontron Mobile Computing, Inc.:

We have audited the accompanying balance sheets of Kontron Mobile Computing, Inc. (a Minnesota corporation, formerly known as FieldWorks, Incorporated) as of December 30, 2001 and December 31, 2000, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kontron Mobile Computing, Inc. as of December 30, 2001 and December 31, 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
February 11, 2002

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Fiscal                                        Balance at       Additions Charged   Deductions - Write-    Balance at End of
------                                       -----------       -----------------   -------------------    -----------------
 Year                                      Beginning of Year      to Expense         Offs of Accounts            Year
 ----                                      -----------------      ----------         ----------------            ----
2001     Allowance for Doubtful Accounts       $ 334,100           $ 132,700           $ 149,600              $ 317,200
         Accrued Restructuring Costs              44,300                  --              44,300                     --

2000     Allowance for Doubtful Accounts         259,600             132,500              58,000                334,100
         Accrued Restructuring Costs             230,000             390,900             576,600                 44,300

1999     Allowance for Doubtful Accounts         269,800              10,200              20,400                259,600
         Accrued Restructuring Costs              16,100             400,000             186,100                230,000