Form 10-Q
period 2002-03-31
KONTRON MOBILE COMPUTING INC
filed 2002-05-13
CIK 912643

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

For the quarterly period ended March 31, 2002

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

Yes     [X]     No      [ ]


The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of May 6, 2002 was 14,952,926.

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS

                         KONTRON MOBILE COMPUTING, INC.
                                 BALANCE SHEETS

                                                                                        March 31,
                                                                                          2002         December 30,
                                                                                       (Unaudited)         2001
                                                                                       -----------     ------------
                                            ASSETS
Current Assets:
Cash and cash equivalents ..........................................................   $  1,751,234    $  2,073,970
Accounts receivable, net of allowance for doubtful accounts of $267,700 and $317,200      1,344,215       2,834,150
Accounts receivable, related parties ...............................................        113,249         118,472
Inventories ........................................................................      1,280,841       1,191,276
Prepaid expenses and other .........................................................        263,332         334,156
                                                                                       ------------    ------------
           Total current assets ....................................................      4,752,871       6,552,024
                                                                                       ------------    ------------
Property and Equipment:
   Computers and equipment .........................................................      1,142,624       1,114,125
   Furniture and fixtures ..........................................................        800,706         795,387
   Leasehold improvements ..........................................................        346,099         346,099
   Less: Accumulated depreciation and amortization .................................     (1,989,002)     (1,911,244)
                                                                                       ------------    ------------
       Property and equipment, net .................................................        300,427         344,367
Deposits and Other Assets, net .....................................................         25,526          19,764
                                                                                       ------------    ------------
Total Assets .......................................................................   $  5,078,824    $  6,916,155
                                                                                       ============    ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable ...................................................................   $    486,016    $  1,118,581
Accounts payable, related parties ..................................................        137,075         210,054
Accrued warranty expenses ..........................................................        353,169         332,169
Accrued compensation and benefits ..................................................        110,772         257,398
Other accrued liabilities ..........................................................        213,721         771,502
Deferred revenue ...................................................................      1,280,668       1,306,563
Notes payable: Note to Kontron Embedded Computers AG for operating line ............      6,341,610       6,937,700
                                                                                       ------------    ------------
       Total current liabilities ...................................................      8,923,031      10,933,967
                                                                                       ------------    ------------
Total Liabilities ..................................................................      8,923,031      10,933,967
                                                                                       ------------    ------------
Shareholders' Equity (Deficit):
Series B Convertible Preferred Stock, $.001 par value, 4,250,000 shares authorized;
   4,250,000 issued and outstanding at March 31, 2002 ..............................          4,250           4,250
Series C Convertible Preferred Stock, $.001 par value, 500,000 shares authorized;
   500,000 issued and outstanding at March 31, 2002 ................................            500             500
Common stock, $.001 par value, 30,000,000 shares authorized;
   14,952,926 issued and outstanding for both periods ..............................         14,953          14,953
Additional paid-in capital .........................................................     32,551,972      32,551,972
Accumulated deficit ................................................................    (36,415,882)    (36,589,487)
                                                                                       ------------    ------------
           Total shareholders' equity (deficit) ....................................     (3,844,207)     (4,017,812)
                                                                                       ------------    ------------
Total Liabilities and Shareholders' Equity (Deficit) ...............................   $  5,078,824    $  6,916,155
                                                                                       ============    ============

   The accompanying notes are an integral part of these financial statements.

                         KONTRON MOBILE COMPUTING, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the Three Months Ended
                                                   ----------------------------
                                                     March 31,        April 1,
                                                       2002            2001
                                                   ------------    ------------
Net Sales ........................................ $  3,156,371    $  5,009,528
Cost of Sales ....................................    1,664,846       2,754,455
                                                   ------------    ------------
     Gross profit ................................    1,491,525       2,255,073
                                                   ------------    ------------
Operating Expenses:
     Sales and marketing .........................      582,622         851,505
     General and administrative ..................      305,034         504,715
     Research and development ....................      220,327         337,677
                                                   ------------    ------------
          Total operating expenses ...............    1,107,983       1,693,897
                                                   ------------    ------------
          Operating profit .......................      383,542         561,176
Gain (loss) on currency conversion ...............      (26,626)        325,735
Interest income (expense), net ...................     (183,311)       (334,335)
Other income (expense), net ......................           --           1,767
                                                   ------------    ------------
Net income applicable to common shareholders ..... $    173,605    $    554,343
                                                   ============    ============


Basic and Diluted Income Per Common Share:
Net income per common share ...................... $        .01    $        .04
                                                   ------------    ------------
Basic weighted average common shares outstanding..   14,952,926      14,934,536
                                                   ============    ============
Diluted weighted average common shares
   outstanding ...................................   15,020,941      15,036,209
                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.

                         KONTRON MOBILE COMPUTING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the Three Months Ended
                                                                     March 31,       April 1,
                                                                       2002            2001
                                                                    -----------    -----------
Operating Activities:
Net income ......................................................   $   173,605    $   554,343
Adjustments to reconcile net income to net cash provided by (used for) operating activities--
     Depreciation and amortization ..............................        77,758        158,725
     Loss (gain) on currency conversion .........................        26,626       (325,735)
     Non-cash financing expense .................................            --        110,250
     Changes in operating items:
          Accounts receivable ...................................     1,495,158     (1,410,569)
          Inventories ...........................................       (89,565)      (340,028)
          Prepaid expenses and other ............................        65,062        (26,226)
          Accounts payable ......................................      (705,544)      (335,770)
          Accrued expenses ......................................      (683,407)    (1,188,916)
          Deferred revenue ......................................       (25,895)       (82,528)
                                                                    -----------    -----------
     Net cash provided by (used for) operating activities .......       333,798     (2,886,454)
                                                                    -----------    -----------
Investing Activities:
     Purchase of property and equipment .........................       (33,818)            --
                                                                    -----------    -----------
Financing Activities:
     Proceeds from (repayments of) notes to Kontron .............      (622,716)     2,860,373
     Proceeds from issuance of common stock .....................            --         21,000
     Payment of capitalized lease obligations ...................            --         (9,089)
                                                                    -----------    -----------
     Net cash provided by (used for) financing activities .......      (622,716)     2,872,284
                                                                    -----------    -----------
Change in Cash and Cash Equivalents .............................      (322,736)       (14,170)
Cash and Cash Equivalents, beginning of period ..................     2,073,970        552,887
                                                                    -----------    -----------
Cash and Cash Equivalents, end of period ........................   $ 1,751,234    $   538,717
                                                                    ===========    ===========
Supplemental Cash Flow Disclosure:
Cash paid for interest ..........................................   $   193,879    $   346,123
                                                                    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          Notes to Financial Statements
                                   (Unaudited)

1.   Basis of Presentation:

     The accompanying unaudited financial statements of Kontron Mobile Computing, Inc. ("Kontron Mobile Computing" or "the Company") should be read in conjunction with the financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K, for the fiscal year ended December 30, 2001. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

     Kontron Embedded Computers AG ("Kontron") has a controlling interest in the Company. Kontron and its affiliates reported on Amendment No. 4 to Schedule 13D filed with the Securities and Exchange Commission on January 5, 2001 beneficial ownership of 13,163,242 shares which includes 7,694,492 shares of common stock and 4,750,000 shares of Series B and C Preferred Convertible Stock convertible into 5,468,750 shares of common stock.

2.   Inventories:

     Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method.

     The components of inventories were:

                                               March 31,   December 30,
                                                 2002         2001
                                              ----------   ----------
     Raw materials ........................   $  636,332   $  556,823
     Work in process ......................      150,380      140,899
     Finished goods .......................      494,129      493,554
                                              ----------   ----------
          Total ...........................   $1,280,841   $1,191,276
                                              ==========   ==========

3.   Financing:

     On January 29, 2002, Kontron agreed to provide financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through December 31, 2002. The Company has a line of credit agreement with Kontron which allows for borrowings of up to 8.5 million Euros for operations ($7.4 million based on March 31, 2002 exchange rate.) Borrowings under this agreement bear interest at 11% per annum (payable monthly), with no stated maturity date. Outstanding borrowings under this line of credit were $6.3 million at March 31, 2002. In the first quarter of 2002, the Company repaid $1.0 million to Kontron, consisting of $620,000 in accrued interest and $388,000 in principle.

     On June 29, 2000, the Company entered into a Purchase and Option Agreement with FWRKS Acquisition Corp., a wholly owned subsidiary of Kontron. The agreement was amended on August 16, 2000. Under the amended agreement, Kontron acquired 6 million shares of common stock of the Company for a purchase price of $5.4 million. In addition, the option Kontron previously granted to Industrial-Works Holding Co., LLC (IWHC), a wholly owned subsidiary of Glenmount International, was amended. As amended, IWHC was granted an option to acquire 62,000 bearer shares of Kontron in exchange for preferred shares of the Company that were convertible into 3.4 million shares of the Company common stock. These transactions closed in December 2000.

     In addition, the Company received $2.5 million from FWRKS Acquisition Corp. on June 30, 2000 in the form of a subordinated note bearing interest at 11% per annum with an original maturity date of September 2001. FWRKS Acquisition Corp. received warrants to purchase 1.25 million shares of common stock of the Company exercisable at $1.00 per share. The warrants were exercisable until November 15, 2000, and were recorded at their estimated fair value of $437,500 at the date of issuance. These warrants were cancelled and the subordinated notes were forgiven under the terms of the amended agreement described above.

4.   Foreign Currency Transactions:

     The Company's credit agreements with Kontron allow for borrowings which are payable in Euros.

     In the second quarter of 2001, the Company began utilizing foreign currency forward contracts to protect against significant fluctuations in net income
(loss) caused by changes in Euro exchange rates. The Company's practice is to enter into a forward contract at the beginning of each quarter and settle the contract at the end of the quarter. The Company records gains and losses on these derivative contracts (which are not designated as hedging instruments for accounting purposes) in net income (loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Derivatives and Hedging Activities," and also marks the related debt instrument to market under SFAS No. 52, "Foreign Currency Translation." For the quarter ended March 31, 2002, the Company recorded a loss of $26,626. As of March 31, 2002, the Company's forward contract arrangements allowed the Company to hedge up to 7.0 million Euros.

     The Company currently has no other balances or transactions conducted in a foreign currency.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "expects," "intends," "estimates," "should," "may" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of new products, market acceptance of new products and services, technological obsolescence, dependence on third-party manufacturers and suppliers, risks associated with the Company's dependence on proprietary technology and the long customer sales cycle. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. The Company's forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under the "Cautionary Statement" filed as Exhibit 99.1 to its Form 10-K for the year ended December 30, 2001.

Operating Results

     The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:

                                             For the Three Months Ended
                                             --------------------------
                                                March 31,    April 1,
                                                  2002        2001
                                                  ----        ----
Net sales ....................................     100%        100%
Cost of sales ................................      53          55
                                                  ----        ----
     Gross profit ............................      47          45
Operating expenses:
     Sales and marketing .....................      18          17
     General and administrative ..............      10          10
     Research and development ................       7           7
                                                  ----        ----
          Total operating expenses ...........      35          34
                                                  ----        ----
Operating income .............................      12          11
Gain (loss) on currency conversion ...........      (1)          7
Interest income (expense), net ...............      (5)         (7)
Other income (expense), net ..................      --           *
                                                  ----        ----
Net income applicable to common shareholders..       6%         11%
                                                  ====        ====
     * Less than .5%

     Net Sales. The Company's net sales decreased $1.8 million, or 37%, to $3.2 million in the first quarter of 2002 from $5.0 million in the first quarter of 2001. The decrease was due to a large order from the United States Army for the 2000 Series Embedded Vehicle Server that partially shipped in the first quarter of 2001 with no comparable large orders in 2002.

     The Company continues to target key vertical markets including government, military, public services and utilities. No customers accounted for greater than 10% of net sales in the first quarter of 2002. In the first quarter of 2001, one customer, the United States Army, accounted for greater than 10% of net sales, representing $2.3 million of the Company's net sales.

     International sales remained constant at $0.5 million for the first quarters in 2002 and 2001. As a percentage of net sales, international sales were 15% for the first quarter of 2002 and 10% for the first quarter of 2001. The majority of international sales, 78% and 82% of net sales for the first quarter of 2002 and 2001, respectively, are in Europe. The Company believes that international sales as a percentage of net sales for the year 2002 will be in the mid-teen to 20% range with little impact on the Company's results of operations and liquidity. The Company records all sales in U.S. Dollars.

     Gross Margin. Gross margin decreased to $1.5 million, or 47% of net sales, for the first quarter of 2002 from $2.3 million, or 45% of net sales for the first quarter of 2001. The decreased gross margin dollars are due to reduced sales while the increased gross margin percent is due to increased sales of higher margin products. The Company's gross margin will fluctuate as a result of a number of factors, including mix of products sold, inventory obsolescence, the proportion of international sales, large customer contracts (with the associated volume discounts) and other manufacturing expenses.

     Sales and Marketing. Sales and marketing expenses include salaries, incentive compensation, commissions, travel, trade shows, technical support and professional services personnel and general advertising and promotion. These expenses also include the labor and material costs related to maintaining the Company's standard one-year warranty program. Sales and marketing expenses decreased to $0.6 million for the first quarter of 2002 compared to $0.9 million for the first quarter of 2001. As a percentage of net sales, sales and marketing expenses increased to 18% for the first quarter of 2002 from 17% for the first quarter of 2001. The dollar decrease in expenses is due to lower commission paid on lower sales in 2002.

     General and Administrative. General and administrative expenses include the Company's executive, finance, information services and human resources departments. These expenses decreased to $0.3 million for the quarter ended March 31, 2002, from $0.5 million for the quarter ended April 1, 2001. As a percentage of net sales, general and administrative expenses remained constant at 10% during the first quarters of 2002 and 2001. The decrease in expenses is due to a small workforce reduction in addition to monitoring of expenses.

     Research and Development. Research and development expenses are incurred in the design, development and testing of new or enhanced products, services and customized computing platforms. All research and development costs are expensed as incurred. Research and development expenses decreased to $0.2 million in the first quarter of 2002 from $0.3 million for the first quarter of 2001. As a percentage of net sales, research and development costs remained constant at 7% during the first quarters of 2002 and 2001. The decrease in expenses is due to sharing research and development costs with Kontron and the synergy gained by the combined efforts, in addition to a small workforce reduction.

     Gain (Loss) on Currency Conversion. The Company's credit agreements with Kontron allow for borrowings which are payable in Euros.

     In the second quarter of 2001, the Company began utilizing foreign currency forward contracts to protect against significant fluctuations in net income
(loss) caused by changes in Euro exchange rates. The Company's practice is to enter into a forward contract at the beginning of each quarter and settle the contract at the end of the quarter. The Company records gains and losses on these derivative contracts (which are not designated as hedging instruments for accounting purposes) in net income (loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Derivatives and Hedging Activities," and also marks the related debt instrument to market under SFAS No. 52, "Foreign Currency Translation." For the quarter ended March 31, 2002, the Company recorded a loss of $26,626. As of March 31, 2002, the Company's forward contract arrangements allowed the Company to hedge up to 7.0 million Euros.

     The Company currently has no other balances or transactions conducted in a foreign currency.

     Interest Income (Expense), Net. Net interest expense was approximately $183,300 for the first quarter of 2002 compared to net interest expense of $334,300 for the comparable period in 2001. The decrease in interest expense is due to the repayment of the subordinated notes in third quarter 2001 and the first quarter 2002 repayment to Kontron of $1.0 million, consisting of $620,000 in accrued interest and $388,000 in principle.

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

     The Company intends to fund its own cash needs in 2002 without assistance from Kontron. To be successful, the Company will focus on increased sales and profitability, in addition to improved working capital management. In the first quarter of 2002, the Company repaid $1.0 million to Kontron, consisting of $620,000 in accrued interest and $388,000 in principle. The Company has finalized a $750,000 line of credit with an existing bank and if necessary, intends to use this line of credit to fund potential cash requirements in excess of its current cash flow projection.

     On January 29, 2002, Kontron agreed to provide financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through December 31, 2002. The Company has a line of credit agreement with Kontron which allows for borrowings of up to 8.5 million Euros for operations ($7.4 million based on March 31, 2002 exchange rate.) Borrowings under this agreement bear interest at 11% per annum (payable monthly), with no stated maturity date. Outstanding borrowings under this line of credit were $6.3 million at March 31, 2002. In the first quarter of 2002, the Company repaid $1.0 million to Kontron, consisting of $620,000 in accrued interest and $388,000 in principle.

     On June 29, 2000, the Company entered into a Purchase and Option Agreement with FWRKS Acquisition Corp., a wholly owned subsidiary of Kontron. The agreement was amended on August 16, 2000. Under the amended agreement, Kontron acquired 6 million shares of common stock of the Company for a purchase price of $5.4 million. In addition, the option Kontron previously granted to Industrial-Works Holding Co., LLC (IWHC), a wholly owned subsidiary of Glenmount International, was amended. As amended, IWHC was granted an option to acquire 62,000 bearer shares of Kontron in exchange for preferred shares of the Company that were convertible into 3.4 million shares of the Company common stock. These transactions closed in December 2000.

     In addition, the Company received $2.5 million from FWRKS Acquisition Corp. on June 30, 2000 in the form of a subordinated note bearing interest at 11% per annum with an original maturity date of September 2001. FWRKS Acquisition Corp. received warrants to purchase 1.25 million shares of common stock of the Company exercisable at $1.00 per share. The warrants were exercisable until November 15, 2000, and were recorded at their estimated fair value of $437,500 at the date of issuance. These warrants were cancelled and the subordinated notes were forgiven under the terms of the amended agreement described above.

     Cash provided by operating activities was $333,798 for the first quarter of 2002, compared to $2.9 million used for operating activities in the comparable period in 2001. The primary reasons for the improvement relate to timing of receivable collections and changes in other working capital items. Inventory stayed consistent at $1.3 million at March 31, 2002 compared to $1.2 million at December 30, 2001. Accrued liabilities decreased to $0.2 million at March 31, 2002, from $0.8 million at December 30, 2001 due to the first quarter payment of accrued interest to Kontron.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2002 the Company had $6.3 million outstanding on its line of credit from Kontron. This loan bears interest at 11% per annum, payable monthly. Both the principal amount borrowed under the line of credit and interest payable thereunder are payable in Euros. See the earlier discussion under "Foreign Currency Transactions" for a description of the foreign currency forward contract in effect. All remaining transactions of the Company are conducted and accounts are denominated in U.S. dollars. Based on its overall foreign currency rate exposure at March 31, 2002, the Company does not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect its financial position or results of operations.

     The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents. The Company had $1.8 million in cash and cash equivalents at March 31, 2002. Based on analysis, shifts in money market rates would have an immaterial impact on the Company.

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

         Exhibit 10.1 2002 Compensation Plan for Thomas Sparrvik dated November 12, 2001 (incorporated by reference to
                        Exhibit 10.24 to the Company's Report on 10-K for the fiscal year ended December 30, 2001)

(b)      Reports on Form 8-K:

         None.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTRON MOBILE COMPUTING, INC.


Date:  May 13, 2002

                                        /s/ Thomas Sparrvik
                                        ----------------------------------------
                                        Thomas Sparrvik, Chief Executive Officer
                                        (as authorized officer)