Form 10-Q
period 2002-06-30
KONTRON MOBILE COMPUTING INC
filed 2002-08-14
CIK 912643

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes  [X]     No  [ ]


The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of August 7, 2002 was 14,952,926.

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         KONTRON MOBILE COMPUTING, INC.
                                 BALANCE SHEETS

                                                                                                 JUNE 30,      DECEMBER 30,
                                                                                                   2002           2001
                                                                                                                  ----
                                                                                                (UNAUDITED)
                                                                                                -----------
                                            ASSETS
CURRENT ASSETS:
Cash and cash equivalents..................................................................... $  2,409,635    $ 2,073,970
Accounts receivable, net of allowance for doubtful accounts of $136,200 and $317,200..........    1,107,796      2,834,150
Accounts receivable, related parties..........................................................       24,875        118,472
Inventories...................................................................................    1,541,138      1,191,276
Prepaid expenses and other....................................................................       64,521        334,156
                                                                                               ------------    -----------
           Total current assets...............................................................    5,147,965      6,552,024
                                                                                               ------------    -----------
Property and equipment:
   Computers and equipment....................................................................    1,142,624      1,114,125
   Furniture and fixtures.....................................................................      800,706        795,387
   Leasehold improvements.....................................................................      346,099        346,099
   Less: Accumulated depreciation and amortization............................................   (2,040,284)    (1,911,244)
                                                                                               ------------    -----------
       Property and equipment, net............................................................      249,145        344,367
Deposits and Other Assets, net................................................................       30,141         19,764
                                                                                               ------------    -----------
TOTAL ASSETS.................................................................................. $  5,427,251    $ 6,916,155
                                                                                               ============    ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable.............................................................................. $    309,496    $ 1,118,581
Accounts payable, related parties.............................................................      305,573        210,054
Accrued warranty expenses.....................................................................      353,168        332,169
Accrued compensation and benefits.............................................................       98,652        257,398
Other accrued liabilities.....................................................................       78,508        771,502
Deferred revenue..............................................................................    1,203,529      1,306,563
Notes payable to Kontron Embedded Computers AG................................................    7,133,676      6,937,700
                                                                                               ------------    -----------
       Total current liabilities..............................................................    9,482,602     10,933,967
                                                                                               ------------    -----------

TOTAL LIABILITIES.............................................................................    9,482,602     10,933,967
                                                                                               ------------    -----------


SHAREHOLDERS' EQUITY (DEFICIT):
Series B Convertible Preferred Stock, $.001 par value, 4,250,000 shares authorized;
   4,250,000 issued and outstanding at June 30, 2002..........................................        4,250          4,250
Series C Convertible Preferred Stock, $.001 par value, 500,000 shares authorized;
   500,000 issued and outstanding at June 30, 2002............................................          500            500
Common stock, $.001 par value, 30,000,000 shares authorized;
   14,952,926 issued and outstanding for both periods.........................................       14,953         14,953
Additional paid-in capital....................................................................   32,551,972     32,551,972
Accumulated deficit...........................................................................  (36,627,026)   (36,589,487)
                                                                                               ------------    -----------
           Total shareholders' equity (deficit)...............................................   (4,055,351)    (4,017,812)
                                                                                               ------------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT).......................................... $  5,427,251    $ 6,916,155
                                                                                               ============    ===========

   The accompanying notes are an integral part of these financial statements.

                         KONTRON MOBILE COMPUTING, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                      ------------------------------------------------------------
                                                         JUNE 30,        JULY 1,        JUNE 30,         JULY 1,
                                                          2002            2001            2002            2001
                                                          ----            ----            ----            ----
Net Sales ........................................... $  2,344,689    $  4,861,712    $  5,501,060    $  9,871,240
Cost of Sales .......................................    1,415,547       2,665,104       3,080,393       5,419,559
                                                      ------------    ------------    ------------    ------------
     Gross profit ...................................      929,142       2,196,608       2,420,667       4,451,681
                                                      ------------    ------------    ------------    ------------
Operating Expenses:
     Sales and marketing ............................      490,834         579,751       1,073,456       1,431,256
     General and administrative .....................      148,933         379,269         453,967         883,984
     Research and development .......................      256,207         327,718         476,534         665,395
                                                      ------------    ------------    ------------    ------------
          Total operating expenses ..................      895,974       1,286,738       2,003,957       2,980,635
                                                      ------------    ------------    ------------    ------------
          Operating profit ..........................       33,168         909,870         416,710       1,471,046
Gain (loss) on foreign currency .....................      (78,553)        (75,279)       (105,179)        250,456
Interest income (expense), net ......................     (165,759)       (372,007)       (349,070)       (706,342)
Other income (expense), net .........................           --          (2,019)             --            (252)
                                                      ------------    ------------    ------------    ------------
Net income (loss) applicable to common shareholders.. $   (211,144)   $    460,565    $    (37,539)   $  1,014,908
                                                      ============    ============    ============    ============


Basic and Diluted Income (Loss) Per Common Share:
Net income (loss) per common share .................. $       (.01)   $        .03    $         --    $        .07
                                                      ------------    ------------    ------------    ------------
Basic weighted average common shares outstanding ....   14,952,926      14,944,426      14,952,926      14,939,481
                                                      ============    ============    ============    ============
Diluted weighted average common shares outstanding...   14,952,926      15,029,426      14,952,926      15,027,085
                                                      ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                         KONTRON MOBILE COMPUTING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,       JULY 1,
                                                                         2002          2001
                                                                         ----          ----
OPERATING ACTIVITIES:
Net income (loss) ................................................   $   (37,539)   $ 1,014,908
Adjustments to reconcile net income (loss) to net cash provided by operating activities--
     Depreciation and amortization ...............................       129,040        312,804
     Loss (gain) on foreign currency .............................       105,179       (250,456)
     Non-cash financing expense ..................................            --        220,500
     Loss on disposal of property and equipment ..................            --          2,030
     Changes in operating items:
          Accounts receivable ....................................     1,819,951        (61,245)
          Inventories ............................................      (349,862)       640,652
          Prepaid expenses and other .............................       259,258         16,876
          Accounts payable .......................................      (713,566)    (1,181,218)
          Accrued expenses .......................................      (830,741)    (1,264,800)
          Deferred revenue .......................................      (103,034)       571,155
                                                                     -----------    -----------
     Net cash provided by operating activities ...................       278,686         21,206
                                                                     -----------    -----------
INVESTING ACTIVITIES:
     Purchase of property and equipment ..........................       (33,818)       (16,648)
                                                                     -----------    -----------
FINANCING ACTIVITIES:
     Proceeds from (repayments of) notes to Kontron ..............      (387,614)     2,640,363
     Net proceeds from forward contracts .........................       478,411             --
     Proceeds from issuance of common stock ......................            --         21,000
     Payment of capitalized lease obligations ....................            --        (18,542)
                                                                     -----------    -----------
     Net cash provided by financing activities ...................        90,797      2,642,821
                                                                     -----------    -----------
CHANGE IN CASH AND CASH EQUIVALENTS ..............................       335,665      2,647,379
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................     2,073,970        552,887
                                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................   $ 2,409,635    $ 3,200,266
                                                                     ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest ...........................................   $   368,273    $   738,972
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


2.   INVENTORIES:

     Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method

     The components of inventories were:

                                                                           JUNE 30,           DECEMBER 30,
                                                                             2002                2001
                                                                             ----                ----
Raw materials ..................................................          $  856,019          $  556,823
Work in process ................................................             194,518             140,899
Finished goods .................................................             490,601             493,554
                                                                          ----------          ----------
     Total .....................................................          $1,541,138          $1,191,276
                                                                          ==========          ==========

3.   FINANCING:

     On January 29, 2002, Kontron agreed to provide financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through December 31, 2002. The Company has a line of credit agreement with Kontron which allows for borrowings of up to 8.5 million Euros for operations ($8.4 million based on June 30, 2002 exchange rate.) Borrowings under this agreement bear interest at 11% per annum (payable monthly), with no stated maturity date. Outstanding borrowings under this line of credit were $7.1 million at June 30, 2002. In the second quarter of 2002, the Company repaid $264,000 in accrued interest to Kontron.


4.   FOREIGN CURRENCY TRANSACTIONS:

     As of June 30, 2002, Kontron Embedded Computers AG (Kontron) controlled approximately 65% of the Company. The Company's credit agreements with Kontron allow for borrowings which are payable in Euros.

     In the second quarter of 2001, the Company began utilizing foreign currency forward contracts to protect against significant fluctuations in net income
(loss) caused by changes in Euro exchange rates. The Company's practice is to enter into a forward contract at the beginning of each quarter and settle the contract at the end of the quarter. The Company records gains and losses on these derivative contracts (which are not designated as hedging instruments for accounting purposes) in net income (loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Derivatives and Hedging Activities," and also marks the related debt instrument to market under SFAS No. 52, "Foreign Currency Translation." For the quarter ended June 30, 2002, the Company recorded a loss of $78,553. As of June 30, 2002, the Company's forward contract arrangements allowed the Company to hedge up to 7.0 million Euros.

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


RESULTS OF OPERATIONS

     The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:

                                                                        FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                        ---------------------------------------------------------
                                                                          JUNE 30,        JULY 1,        JUNE 30,         JULY 1,
                                                                           2002            2001            2002            2001
                                                                           ----            ----            ----            ----
Net sales ..........................................................        100 %           100 %           100 %           100 %
Cost of sales ......................................................         61              55              56              55
                                                                           ----            ----            ----            ----
     Gross profit ..................................................         39              45              44              45
Operating expenses:
     Sales and marketing ...........................................         21              12              20              14
     General and administrative ....................................          6               8               8               9
     Research and development ......................................         11               6               9               7
                                                                           ----            ----            ----            ----
          Total operating expenses .................................         38              26              37              30
                                                                           ----            ----            ----            ----
Operating income (loss) ............................................          1              19               7              15
Gain (loss) on currency conversion .................................         (3)             (2)             (2)              2
Interest income (expense), net .....................................         (7)             (8)             (6)             (7)
Other income (expense), net ........................................         --               *              --               *
                                                                           ----            ----            ----            ----
Net income (loss) applicable to common shareholders ................         (9)%             9%             (1)%            10%
                                                                           ====            ====            ====            ====

     * Less than .5%

     Net Sales. The Company's net sales decreased $2.5 million, or 52%, to $2.3 million in the second quarter of 2002 from $4.9 million in the second quarter of 2001 and decreased 51% to $4.9 million in the first six months of 2002 from $9.9 million in the first six months of 2001. The decrease was due to a large order from the United States Army for the 2000 Series Embedded Vehicle Server that shipped in the first two quarters of 2001 with no comparable large orders in 2002.

     The Company continues to target key vertical markets including government, military, public services and utilities. One customer, the City of Garland, Texas, accounted for greater than 10% of net sales in the second quarter of 2002, representing $0.3 million of the Company's net sales. In the second quarter of 2001, the United States Army represented $1.8 million of the Company's net sales.

     International sales increased to $0.8 million, or 34% of net sales, for the second quarter of 2002 from $0.6 million, or 12% of net sales, for the comparable period in 2001. 54% of the international sales in the second quarter of 2002 were in Canada and 99% of the international sales for the comparable period in 2001 were in Europe. The Company believes that international sales as a percentage of net sales for the year 2002 will be in the mid-teen to 20% range with little impact on the Company's results of operations and liquidity. The Company records all sales in U.S. Dollars.

     Gross Margin. Gross margin decreased to $0.9 million, or 39% of net sales, for the second quarter of 2002 from $2.2 million, or 45% of net sales for the second quarter of 2001. Gross margin decreased to $2.4 million, or 44% of net sales for the first six months of year 2002 from $4.5 million, or 45% of net sales for the first six months of 2001. The decreased gross margin percent is due to lower revenue over which to allocate certain fixed manufacturing expenses. The Company's gross margin will fluctuate as a result of a number of factors, including mix of products sold, inventory obsolescence, the proportion of international sales, large customer contracts (with the associated volume discounts) and other manufacturing expenses.

     Sales and Marketing. Sales and marketing expenses include salaries, incentive compensation, commissions, travel, trade shows, technical support and professional services personnel and general advertising and promotion. These expenses also include the labor and material costs related to maintaining the Company's standard one-year warranty program. Sales and marketing expenses decreased to $0.5 million for the second quarter of 2002 compared to $0.6 million for the second quarter of 2001. As a percentage of net sales, sales and marketing expenses increased to 21% for the second quarter of 2002 from 12% for the second quarter of 2001. In the first six months of 2002, sales and marketing expenses were $1.1 million and 20% of net sales as compared to $1.4 million and 14% of net sales in the first six months of 2001. The decreased dollars are due to lower sales commissions paid on lower revenue. The increased percent is due to lower revenue over which to allocate the costs.

     General and Administrative. General and administrative expenses include the Company's executive, finance, information services and human resources departments. These expenses decreased to $0.1 million for the quarter ended June 30, 2002, from $0.4 million for the quarter ended July 1, 2001. As a percentage of net sales, general and administrative expenses decreased to 6% for the quarter ended June 30, 2002, from 8% for the quarter ended July 1, 2001. General and administrative expenses were $0.5 million, or 8% of net sales for the first six months of 2002 as compared to $0.9 million, or 9% of net sales for the comparable period in 2001. The decrease is due to lower legal fees and bad debt expense.

     Research and Development. Research and development expenses are incurred in the design, development and testing of new or enhanced products, services and customized computing platforms. All research and development costs are expensed as incurred. Research and development expenses remained constant at $0.3 million in the second quarters of 2002 and 2001. As a percentage of net sales, research and development costs were 11% and 6% for the second quarter of 2002 and 2001, respectively. Research and development expenses decreased to $0.5 million for the first six months of 2002 from $0.7 million for the comparable period in fiscal year 2001. As a percentage of net sales, research and development expenses increased to 9% for the first six months of 2002 from 7% for the first six months of fiscal year 2001. The decreased costs are due to sharing research and development costs with Kontron and the synergy gained by the combined efforts, while the increased percent is due to lower revenue over which to allocate the costs.

     Gain (Loss) on Currency Conversion. The Company's credit agreements with Kontron allow for borrowings which are payable in Euros.

     In the second quarter of 2001, the Company began utilizing foreign currency forward contracts to protect against significant fluctuations in net income
(loss) caused by changes in Euro exchange rates. The Company's practice is to enter into a forward contract at the beginning of each quarter and settle the contract at the end of the quarter. The Company records gains and losses on these derivative contracts (which are not designated as hedging instruments for accounting purposes) in net income (loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Derivatives and Hedging Activities," and also marks the related debt instrument to market under SFAS No. 52, "Foreign Currency Translation." For the quarter ended June 30,

2002, the Company recorded a loss of $78,553. As of June 30, 2002, the Company's forward contract arrangements allowed the Company to hedge up to 7.0 million Euros.

     The Company currently has no other balances or transactions conducted in a foreign currency.

     Interest Income (Expense), Net. Net interest expense was approximately $165,800 for the second quarter of 2002 compared to net interest expense of $372,000 for the comparable period in 2001. Net interest expense for the first six months of 2002 was $349,000 compared to net interest expense of $706,000 for the comparable period in 2001. The decrease in interest expense is due to the repayment of certain subordinated notes in third quarter 2001.


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

     While the Company generated positive cash flow in 2001 and the first six months of 2002, and generated an operating profit in 2001, there can be no assurance that revenue levels, gross margins and working capital can continue to be managed to achieve similar results and maintain adequate liquidity. Circumstances that are reasonably likely to affect liquidity include changes in technology, dependence on key customers, decrease in demand for the Company's products and reliance on Kontron for financing and research and development support.

     The Company intends to continue funding its own cash needs in 2002 without significant assistance from Kontron. In the first quarter of 2002, the Company repaid $1.0 million to Kontron, consisting of $620,000 in accrued interest and $388,000 in principal. In the second quarter of 2002, the Company repaid an additional $264,000 in accrued interest. The Company has also finalized a $750,000 line of credit with a commercial bank and if necessary, intends to use this line of credit to fund potential cash requirements in excess of its current cash flow projection. There were no borrowings outstanding on this line of credit at June 30, 2002.

     On January 29, 2002, Kontron agreed to provide financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through December 31, 2002. The Company has a line of credit agreement with Kontron which allows for borrowings of up to 8.5 million Euros for operations ($8.4 million based on June 30, 2002 exchange rate.) Borrowings under this agreement bear interest at 11% per annum (payable monthly), with no stated maturity date. Outstanding borrowings under this line of credit were $7.1 million at June 30, 2002.

     Cash provided by operating activities was $278,686 for the first six months of 2002, compared to $21,206 in the comparable period in 2001. The primary reasons for the improvement relate to timing of receivable collections and changes in other working capital items. Accounts receivable decreased to $1.1 million at June 30, 2002 from $3.0 million at December 30, 2001 due to collections and lower revenue levels. Inventories increased to $1.5 million at June 30, 2002 from $1.2 million at December 30, 2001 due to the timing of inventory purchases required by a new supplier. Prepaid expenses decreased to $0.1 million at June 30, 2002 from $0.3 million at December 30, 2001 due to the return of a deposit from a former supplier. Accounts payable decreased to $0.6 million at June 30, 2002 from $1.3 million at December 30, 2001 due to timing of inventory purchases and payments. Accrued liabilities decreased to $0.1 million at June 30, 2002, from $0.8 million at December 30, 2001 due to the first and second quarter payments of accrued interest to Kontron.

     Cash used for investing activities was $33,818 relating to purchases of property and equipment. Cash provided by financing activities was $90,797 relating to a partial repayment of the notes to Kontron of $387,614, offset by net proceeds from forward contracts of $478,411.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 2002 the Company had $7.1 million outstanding on its line of credit from Kontron. This loan bears interest at 11% per annum, payable monthly. Both the principal amount borrowed under the line of credit and interest payable thereunder are payable in Euros. See the earlier discussion under "Foreign Currency Transactions" for a description of the foreign currency forward contract in effect. All remaining transactions of the Company are conducted and accounts are denominated in U.S. dollars. Based on its overall foreign currency rate exposure at June 30, 2002, the Company does not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect its financial position or results of operations.

     The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents. The Company had $2.4 million in cash and cash equivalents at June 30, 2002. Based on analysis, shifts in money market rates would have an immaterial impact on the Company.



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

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An Annual Meeting of Shareholders was held on May 21, 2002. The shareholders voted to elect six directors, each of whom will serve until such director's successor shall have been elected and shall qualify or until such director's earlier death, resignation, removal or disqualification. Management's entire slate of six directors was elected to serve until the next Annual Meeting of Shareholders by the following vote tallies:

                                                                                        Authority
                                                        For                             Withheld
                                                        ---                             --------
      David C. Malmberg                              13,264,020                          76,905
      Pierre McMaster                                13,264,020                          76,905
      William P. Perron                              13,263,270                          77,655
      Richard L. Poss                                13,264,020                          76,905
      Thomas Sparrvik                                13,263,920                          77,005
      Rudolf Wieczorek                               13,264,020                          76,905


ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 3.1 Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit
                           3.2 to the Company's Registration Statement filed on Form S-1, File No. 333-18335)

         Exhibit 3.2 Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement filed on Form S-1, File No. 333-18335)

         Exhibit 3.3 Articles of Merger amending the Company's Articles of Incorporation effective June 4, 2001 (incorporated by reference to the exhibit 3.1 filed with the Company's Report on Form 8-K filed June 4, 2001)

         Exhibit 99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2      Certification of President pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Reports on Form 8-K:

                  None.

                                    SIGNATURE

     The undersigned hereby certifies in his capacity as an officer of Kontron Mobile Computing, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.


KONTRON MOBILE COMPUTING, INC.


Date:  August 14, 2002
                                        /s/ Thomas Sparrvik
                                        ----------------------------------------
                                        Thomas Sparrvik, Chief Executive Officer
                                        (as authorized officer)