Form 10-Q
period 2002-09-30
KONTRON MOBILE COMPUTING INC
filed 2002-11-14
CIK 912643

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes [X] No [ ]

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of November 7, 2002 was 14,952,926.

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         KONTRON MOBILE COMPUTING, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                SEPTEMBER 30,  DECEMBER 30,
                                                                                                    2002           2001
                                                                                                -------------  ------------
                                            ASSETS
CURRENT ASSETS:
Cash and cash equivalents.....................................................................  $ 1,375,440    $ 2,073,970
Accounts receivable, net of allowance for doubtful accounts of $187,000 and $317,200..........    1,324,153      2,834,150
Accounts receivable, related parties..........................................................      120,689        118,472
Inventories...................................................................................    1,312,312      1,191,276
Prepaid expenses and other....................................................................       69,509        334,156
                                                                                                -----------    -----------
           Total current assets...............................................................    4,202,103      6,552,024
                                                                                                -----------    -----------
Property and equipment:
   Computers and equipment....................................................................    1,142,624      1,114,125
   Furniture and fixtures.....................................................................      800,706        795,387
   Leasehold improvements.....................................................................      346,099        346,099
   Less: Accumulated depreciation and amortization............................................   (2,090,609)    (1,911,244)
       Property and equipment, net............................................................      198,820        344,367
Deposits and Other Assets, net................................................................       34,769         19,764
                                                                                                -----------    -----------
TOTAL ASSETS..................................................................................  $ 4,435,692    $ 6,916,155
                                                                                                ===========-   ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable..............................................................................  $    46,753    $ 1,118,581
Accounts payable, related parties.............................................................      302,673        210,054
Accrued warranty expenses.....................................................................      353,168        332,169
Accrued compensation and benefits.............................................................      108,836        257,398
Other accrued liabilities.....................................................................       84,040        771,502
Deferred revenue..............................................................................    1,082,604      1,306,563
Notes payable to Kontron Embedded Computers AG................................................           --      6,937,700
                                                                                                -----------    -----------
           Total current liabilities..........................................................    1,978,074     10,933,967
                                                                                                -----------    -----------
LONG TERM LIABILITIES:
Notes payable to Kontron Embedded Computers AG................................................    7,060,417             --
                                                                                                -----------    -----------
           Total long term liabilities........................................................    7,060,417             --
                                                                                                -----------    -----------
TOTAL LIABILITIES.............................................................................    9,038,491     10,933,967
                                                                                                -----------    -----------

SHAREHOLDERS' EQUITY (DEFICIT):
Series B Convertible Preferred Stock, $.001 par value, 4,250,000 shares authorized;
   4,250,000 issued and outstanding at September 30, 2002.....................................        4,250          4,250
Series C Convertible Preferred Stock, $.001 par value, 500,000 shares authorized;
   500,000 issued and outstanding at September 30, 2002.......................................          500            500
Common stock, $.001 par value, 30,000,000 shares authorized;
   14,952,926 issued and outstanding for both periods.........................................       14,953         14,953
Additional paid-in capital....................................................................   32,551,972     32,551,972
Accumulated deficit...........................................................................  (37,174,474)   (36,589,487)
                                                                                                -----------    -----------
           Total shareholders' equity (deficit)...............................................   (4,602,799)    (4,017,812)
                                                                                                -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)..........................................  $ 4,435,692    $ 6,916,155
                                                                                                ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         KONTRON MOBILE COMPUTING, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                           ---------------------------      ----------------------------
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                               2002            2001            2002             2001
                                                           -----------     -----------      -----------      -----------
Net Sales ................................................ $ 2,357,025     $ 3,248,416      $ 7,858,085      $13,119,656
Cost of Sales.............................................   1,421,803       1,688,787        4,502,196        7,108,346
                                                           -----------     -----------      -----------      -----------
     Gross profit ........................................     935,222       1,559,629        3,355,889        6,011,310
                                                           -----------     -----------      -----------      -----------
Operating Expenses:
     Sales and marketing..................................     613,344         667,573        1,686,800        2,098,829
     General and administrative...........................     402,723         405,111          856,690        1,289,095
     Research and development.............................     275,944         236,892          752,478          902,287
                                                           -----------     -----------      -----------      -----------
          Total operating expenses........................   1,292,011       1,309,576        3,295,968        4,290,211
                                                           -----------     -----------      -----------      -----------
          Operating income (loss) ........................    (356,789)        250,053           59,921        1,721,099
Gain (loss) on foreign currency ..........................     (19,523)        (60,302)        (124,702)         190,154
Interest expense, net.....................................    (171,136)       (374,606)        (520,206)      (1,080,948)
Other expense, net........................................          --        (119,448)              --         (119,700)
                                                           -----------     -----------       ----------      -----------
Net income (loss) applicable to common shareholders....... $  (547,448)    $  (304,303)     $  (584,987)     $   710,605
                                                           ===========     ===========      ===========      ===========

Basic and Diluted Income (Loss) Per Common Share:
Net income (loss) per common share........................ $      (.04)    $      (.02)     $      (.04)     $       .05
                                                           -----------     -----------      -----------      -----------
Basic weighted average common shares outstanding..........  14,952,926      14,952,926       14,952,926       14,942,748
                                                           ===========     ===========      ===========      ===========
Diluted weighted average common shares outstanding........  14,952,926      14,952,926       14,952,926       15,028,311
                                                           ===========     ===========      ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                         KONTRON MOBILE COMPUTING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   FOR THE NINE MONTHS ENDED
                                                                                  ---------------------------
                                                                                          SEPTEMBER 30,
                                                                                      2002            2001
                                                                                  -----------     -----------
OPERATING ACTIVITIES:
Net income (loss) ..........................................................      $  (584,987)    $   710,605
Adjustments to reconcile net income (loss) to net cash provided by
(used for) operating activities --
     Depreciation and amortization...........................................         179,365         428,977
     Loss (gain) on foreign currency.........................................         124,702        (190,154)
     Non-cash financing expense..............................................              --         330,750
     Loss on disposal of property and equipment..............................              --          30,144
     Changes in operating items:
          Accounts receivable................................................       1,507,780         612,722
          Inventories........................................................        (121,036)        803,555
          Prepaid expenses and other.........................................         249,642         142,308
          Accounts payable...................................................        (979,209)     (1,595,600)
          Accrued expenses...................................................        (815,025)     (1,215,877)
          Deferred revenue...................................................        (223,959)        522,592
                                                                                  -----------     -----------
     Net cash provided by (used for) operating activities....................        (662,727)        580,022
                                                                                  -----------     -----------
INVESTING ACTIVITIES:
     Purchase of property and equipment......................................         (33,818)        (17,963)
                                                                                  -----------     -----------
FINANCING ACTIVITIES:
     Proceeds from (repayments of) notes to Kontron..........................        (410,108)      4,152,379
     Net proceeds from forward contracts.....................................         408,123              --
     Payment of subordinated note............................................              --      (3,000,000)
     Proceeds from issuance of common stock..................................              --          27,120
     Payment of capitalized lease obligations................................              --         (28,373)
                                                                                  -----------     -----------
     Net cash provided by (used for) financing activities....................          (1,985)      1,151,126
                                                                                  -----------     -----------
CHANGE IN CASH AND CASH EQUIVALENTS..........................................        (698,530)      1,713,185
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................       2,073,970         552,887
                                                                                  -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................     $ 1,375,440     $ 2,266,072
                                                                                  ===========     ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest.......................................................     $   546,191     $ 1,137,605
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

2. INVENTORIES:

         Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method.

         The components of inventories were:

                                                                           SEPTEMBER 30,      DECEMBER 30,
                                                                               2002               2001
                                                                           -------------      ------------
Raw materials.......................................................       $     733,293      $    556,823
Work in process.....................................................             107,553           140,899
Finished goods......................................................             471,466           493,554
                                                                           -------------      ------------
      Total..........................................................      $   1,312,312      $  1,191,276
                                                                           =============      ============

3. FINANCING:

         On January 29, 2002, Kontron Embedded Computers AG (Kontron) agreed to provide financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through December 31, 2002. As of September 30, 2002, Kontron controlled approximately 65% of the Company. The Company has a line of credit agreement with Kontron which allows for borrowings of up to 8.5 million Euros for operations ($8.3 million based on September 30, 2002 exchange rate.) As of September 30, 2002, borrowings under this agreement bear interest at 10% per annum (payable monthly). Prior to third quarter 2002, the note had no stated maturity date. Effective in third quarter 2002, the note was amended to establish a maturity date of July 1, 2011. Because of this amendment, the note was reclassified from current to long-term in the September 30, 2002 balance sheet. Outstanding borrowings under this line of credit were $7.1 million at September 30, 2002. In the third quarter of 2002, the Company repaid $200,000 to Kontron, consisting of $178,000 in accrued interest and $22,000 in principal.

         The Company has also finalized a $750,000 line of credit with a commercial bank and if necessary, intends to use this line of credit to fund potential cash requirements in excess of its current cash flow projection. There were no borrowings outstanding on this line of credit at September 30, 2002.

4. FOREIGN CURRENCY TRANSACTIONS:

         The Company's credit agreements with Kontron allow for borrowings which are payable in Euros. In the second quarter of 2001, the Company began utilizing foreign currency forward contracts to protect against significant fluctuations in net income (loss) caused by changes in Euro exchange rates. The Company's practice is to enter into a forward contract with a commercial bank at the beginning of each quarter and settle the contract at the end of the quarter. The Company records gains and losses on these derivative contracts (which are not designated as hedging instruments for accounting purposes) in net income (loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Derivatives and Hedging Activities," and also marks the related debt instrument to the end-of-quarter spot rate, as required by SFAS No. 52, "Foreign Currency Translation."

For the quarter ended September 30, 2002, the Company recorded a loss of $19,523. As of September 30, 2002, the Company's forward contract arrangements allowed the Company to hedge up to 7.0 million Euros.

         The Company currently has no other balances or transactions conducted in a foreign currency.

5. RELATED PARTY TRANSACTIONS:

         The Company sells certain products to Kontron and the Kontron group of companies for further resale outside North America. These sales were approximately $0.2 million and $0.3 million in the three-month periods ended September 30, 2002 and 2001, and were $1.0 million and $0.9 million in the nine-month periods then ended. The Company also buys products from these related entities for further resale within North America. These purchases were approximately $0.4 million and $0.3 million in the three-month periods ended September 30, 2002 and 2001 and were $1.2 million and $0.5 million in the nine-month periods then ended. The Company and the Kontron group of companies are operating under agreements regarding the sales and purchases from each other. Such transactions are in the normal course of business at negotiated prices comparable to similar transactions with other customers and suppliers. Management believes the transactions with Kontron and the Kontron group of companies are at arms length and are under terms no less favorable to the Company than those with other customers or suppliers.

         Included in the financial statements is approximately $120,700 of related party receivables and approximately $302,700 of related party payables as of September 30, 2002.

6. INCOME (LOSS) PER COMMON SHARE:

         Basic earnings (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed under the treasury stock method and is calculated to compute the dilutive effect of potential common shares.

         A reconciliation of these amounts is as follows:

                                                                                     FOR THE               FOR THE
                                                                                   THREE MONTHS          NINE MONTHS
                                                                                      ENDED                 ENDED
                                                                                   ------------          -----------
                                                                                           SEPTEMBER 30, 2002
                                                                                   ---------------------------------
Net income (loss) applicable to common shareholders...................             $  (547,448)          $  (584,987)
                                                                                   ===========           ===========
Weighted average common shares outstanding.............................             14,952,926            14,952,926
Dilutive potential common shares.......................................                     --                    --
                                                                                   -----------           -----------
Weighted average common and dilutive shares outstanding................             14,952,926            14,952,926
                                                                                   ===========           ===========
Basic earnings (loss) per share........................................            $      (.04)          $      (.04)
                                                                                   ===========           ===========
Diluted earnings (loss) per share......................................            $      (.04)          $      (.04)
                                                                                   ===========           ===========

         Potential common shares of 10,510,604 related to options, warrants and convertible preferred stock were excluded from the computation of diluted loss per share for both periods as inclusion of these shares would have been antidilutive.

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

RESULTS OF OPERATIONS

         The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:

                                                                  FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                  --------------------------      -------------------------
                                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                                      2002          2001             2002          2001
                                                                      ----          ----             ----          ----
Net sales ....................................................         100%          100%             100%          100%
Cost of sales.................................................          60            52               57            54
                                                                      ----          ----             ----          ----
     Gross profit.............................................          40            48               43            46
Operating expenses:
     Sales and marketing......................................          26            21               21            16
     General and administrative...............................          17            12               11            10
     Research and development.................................          12             7               10             7
                                                                      ----          ----             ----          ----
          Total operating expenses............................          55            40               42            33
                                                                      ----          ----             ----          ----
Operating income (loss).......................................         (15)            8                1            13
Gain (loss) on foreign currency...............................          (1)           (2)              (2)            1
Interest expense, net.........................................          (7)          (11)              (7)           (8)
Other expense, net............................................          --            (4)              --            (1)
                                                                      ----          ----             ----          ----
Net income (loss) applicable to common shareholders...........         (23)%          (9)%             (8)%           5%
                                                                      ====          ====             ====          ====


         Net Sales. The Company's net sales decreased $0.9 million, or 27%, to $2.4 million in the third quarter of 2002 from $3.2 million in the third quarter of 2001 and decreased 40% to $7.9 million in the first nine months of 2002 from $13.1 million in the first nine months of 2001. The third quarter decrease is due to a lower number of units sold and fewer large customers. The year-to-date decrease was due to a large order from the United States Army for the 2000 Series Embedded Vehicle Server that shipped in the first two quarters of 2001 with no comparable large orders in 2002.

         The Company continues to target key vertical markets including government, military, public services and utilities. One customer, Siemens Integrated, accounted for greater than 10% of net sales in the third quarter of 2002, representing $0.4 million of the Company's net sales. In the third quarter of 2001, Hyundai represented $0.4 million of the Company's net sales.

         International sales decreased to $40,000, or 2% of net sales, for the third quarter of 2002 from $0.6 million, or 17% of net sales, for the comparable period in 2001. 54% of the international sales in the third quarter of 2002 were in Canada and 51% of the international sales for the comparable period in 2001 were in Europe. As a result of lower order volume from Kontron than originally projected, the Company believes that international sales as a percentage of net sales for the remainder of 2002 will be in the 5 to 10% range. The Company records all sales in U.S. Dollars.

         Gross Margin. Gross margin decreased to $0.9 million, or 40% of net sales, for the third quarter of 2002 from $1.6 million, or 48% of net sales for the third quarter of 2001. Gross margin decreased to $3.4 million, or 43% of net sales for the first nine months of 2002 from $6.0 million, or 46% of net sales for the first nine months of 2001. The decreased gross margin percent is due to lower revenue over which to allocate certain fixed manufacturing expenses. The Company's gross margin will fluctuate as a result of a number of factors, including mix of products sold, inventory obsolescence, the proportion of international sales, large customer contracts (with the associated volume discounts) and other manufacturing expenses.

         Sales and Marketing. Sales and marketing expenses include salaries, incentive compensation, commissions, travel, trade shows, technical support and professional services personnel and general advertising and promotion. These expenses also include the labor and material costs related to maintaining the Company's standard one-year warranty program. Sales and marketing expenses decreased to $0.6 million for the third quarter of 2002 compared to $0.7 million for the third quarter of 2001. As a percentage of net sales, sales and marketing expenses increased to 26% for the third quarter of 2002 from 21% for the third quarter of 2001. In the first nine months of 2002, sales and marketing expenses were $1.7 million and 21% of net sales as compared to $2.1 million and 16% of net sales in the first nine months of 2001. The decreased dollars are due to lower sales commissions paid on lower revenue. The increased percent is due to lower revenue over which to allocate the costs.

         General and Administrative. General and administrative expenses include the Company's executive, finance, information services and human resources departments. These expenses remained constant at $0.4 million for the third quarters of 2002 and 2001. As a percentage of net sales, general and administrative expenses increased to 17% for the quarter ended September 30, 2002, from 12% for the quarter ended September 30, 2001. General and administrative expenses were $0.9 million, or 11% of net sales for the first nine months of 2002 as compared to $1.3 million, or 10% of net sales for the comparable period in 2001. The decreased dollars are due to lower legal fees and bad debt expense. The increased percent is due to lower revenue over which to allocate the costs.

         Research and Development. Research and development expenses are incurred in the design, development and testing of new or enhanced products, services and customized computing platforms. All research and development costs are expensed as incurred. These costs increased to 0.3 million for the third quarter of 2002 compared to $0.2 million for the third quarter of 2001. As a percentage of net sales, research and development costs were 12% and 7% for the third quarter of 2002 and 2001, respectively. Research and development expenses decreased to $0.8 million for the first nine months of 2002 from $0.9 million for the comparable period in fiscal year 2001. As a percentage of net sales, research and development expenses increased to 10% for the first nine months of 2002 from 7% for the first nine months of fiscal year 2001. The nearly constant costs are due to the continued sharing of research and development costs with Kontron and the synergy gained by the combined efforts, while the increased percent is due to lower revenue over which to allocate the costs.

         Gain (Loss) on Foreign Currency. The Company's credit agreements with Kontron allow for borrowings which are payable in Euros. In the second quarter of 2001, the Company began utilizing foreign currency forward contracts to protect against significant fluctuations in net income (loss) caused by changes in Euro exchange rates. The Company's practice is to enter into a forward contract with a commercial bank at the beginning of each quarter and settle the contract at the end of the quarter. The Company records gains and losses on these derivative contracts (which are not designated as hedging instruments for accounting purposes) in net income (loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Derivatives and Hedging Activities," and also marks the related debt instrument to the end-of-quarter spot rate, as required by SFAS No. 52, "Foreign Currency Translation." For the quarter ended September 30, 2002, the Company recorded a loss of $19,523. As of September 30, 2002, the Company's forward contract arrangements allowed the Company to hedge up to 7.0 million Euros.

         The Company currently has no other balances or transactions conducted in a foreign currency.

         Interest Expense, Net. Net interest expense was approximately $171,100 for the third quarter of 2002 compared to net interest expense of $374,600 for the comparable period in 2001. Net interest expense for the first nine months of 2002 was $520,200 compared to net interest expense of $1,080,900 for the comparable period in 2001. The decrease in interest expense is due to the repayment of certain subordinated notes in third quarter 2001.

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

         The Company intends to continue funding its own cash needs in 2002 without significant assistance from Kontron. In the first quarter of 2002, the Company repaid $1.0 million to Kontron, consisting of $620,000 in accrued interest and $388,000 in principal. In the second quarter of 2002, the Company repaid an additional $264,000 in accrued interest. In the third quarter of 2002, the Company repaid $200,000 to Kontron, consisting of $178,000 in accrued interest and $22,000 in principal. The Company has also finalized a $750,000 line of credit with a commercial bank and if necessary, intends to use this line of credit to fund potential cash requirements in excess of its current cash flow projection. There were no borrowings outstanding on this line of credit at September 30, 2002.

         On January 29, 2002, Kontron Embedded Computers AG (Kontron) agreed to provide financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through December 31, 2002. As of September 30, 2002, Kontron controlled approximately 65% of the Company. The Company has a line of credit agreement with Kontron which allows for borrowings of up to 8.5 million Euros for operations ($8.3 million based on September 30, 2002 exchange rate.) As of September 30, 2002, borrowings under this agreement bear interest at 10% per annum (payable monthly). Prior to third quarter 2002, the note had no stated maturity date. Effective in third quarter 2002, the note was amended to establish a maturity date of July 1, 2011. Because of this amendment, the note was reclassified from current to long-term in the September 30, 2002 balance sheet. Outstanding borrowings under this line of credit were $7.1 million at September 30, 2002. In the third quarter of 2002, the Company repaid $200,000 to Kontron, consisting of $178,000 in accrued interest and $22,000 in principal.

         Cash used for operating activities was $662,727 for the first nine months of 2002, compared to cash provided by operating activities of $580,022 in the comparable period in 2001. The primary reason for the decrease is the year-to-date net loss in 2002 compared to a year-to-date net income through third quarter 2001. Accounts receivable decreased to $1.4 million at September 30, 2002 from $3.0 million at December 30, 2001 due to collections and lower revenue levels. Prepaid expenses decreased to $0.1 million at September 30, 2002 from $0.3 million at December 30, 2001 due to the return of a deposit from a former supplier. Accounts payable decreased to $0.3 million at September 30, 2002 from $1.3 million at December 30, 2001 due to timing of inventory purchases and payments. Accrued liabilities decreased to $0.1 million at September 30, 2002, from $0.8 million at December 30, 2001 due to the three quarterly payments of accrued interest to Kontron.

         Cash used for investing activities was $33,818 relating to purchases of property and equipment. Cash used for financing activities was $1,985 relating to a partial repayment of the notes to Kontron of $410,108, offset by net proceeds from forward contracts of $408,123.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of September 30, 2002 the Company had $7.1 million outstanding on its line of credit from Kontron. As of September 30, 2002, borrowings under this agreement bear interest at 10% per annum (payable monthly). The maturity date of the note is July 1, 2011. Both the principal amount borrowed under the line of credit and interest payable thereunder are payable in Euros. See the earlier discussion under "Foreign Currency Transactions" for a description of the foreign currency forward contract in effect. All remaining transactions of the Company are conducted and accounts are denominated in U.S. dollars. Based on its overall foreign currency rate exposure at

September 30, 2002, the Company does not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect its financial position or results of operations.

         The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents. The Company had $1.4 million in cash and cash equivalents at September 30, 2002. Based on analysis, shifts in money market rates would have an immaterial impact on the Company.


ITEM 4. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and President have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect those controls, subsequent to the date of such evaluation, including any corrective actions taken with regard to significant deficiencies and material weaknesses.

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

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit 3.1 Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement filed on Form S-1, File No. 333-18335)

       Exhibit 3.2 Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement filed on Form S-1, File No. 333-18335)

       Exhibit 3.3 Articles of Merger amending the Company's Articles of Incorporation effective June 4, 2001 (incorporated by reference to the exhibit 3.1 filed with the Company's Report on Form 8-K filed June 4, 2001)

       Exhibit 4.1 Amendment to Loan Agreement between Kontron Embedded Computers AG and the Company effective July 1, 2002 (filed herewith)

       Exhibit 99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       Exhibit 99.2 Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)    Reports on Form 8-K:

       The Company filed an 8-K dated July 23, 2002 reporting, under Item 4 ("Changes in Registrant's Certifying Accountant"), the dismissal of Arthur Andersen LLP as the Company's independent auditors and the engagement of Deloitte & Touche LLP to serve as the Company's independent auditors for the year ending December 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KONTRON MOBILE COMPUTING, INC.


Date:  November 14, 2002
                                        /s/ Thomas Sparrvik
                                        ----------------------------------------
                                        Thomas Sparrvik, Chief Executive Officer
                                        (as authorized officer)

                                 CERTIFICATIONS

I, Thomas Sparrvik, Chief Executive Officer of Kontron Mobile Computing, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kontron Mobile Computing, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                                /s/ Thomas Sparrvik
       -----------------                                -----------------------
                                                        Chief Executive Officer

                                 CERTIFICATIONS

I, Dale R. Szymborski, President of Kontron Mobile Computing, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kontron Mobile Computing, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002                            /s/ Dale R. Szymborski
       ------------------                           ----------------------------
                                                    President