Form 10-K
period 2002-12-31
KONTRON MOBILE COMPUTING INC
filed 2003-03-31
CIK 912643

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               ------------------

                                    FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   for the fiscal year ended December 31, 2002

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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                        ON WHICH REGISTERED
------------------------------------        --------------------------------
           NONE                                       NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock as of June 28, 2002 (i.e., the last business day of the Registrant's most recently completed second fiscal quarter), as reported on the Over The Counter Bulletin Board, was approximately $4,382,150. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of March 5, 2003 was 14,952,926.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2003 Annual Meeting of Shareholders held May 29, 2003 are incorporated by reference in Part III.

============================================================================

                                     PART I

ITEM 1.    BUSINESS

     THE COMPANY. Kontron Mobile Computing, Inc. ("Kontron Mobile Computing" or "the Company"), was incorporated in Minnesota in 1992 under its former name of FieldWorks, Incorporated and is dedicated to the development and sale of rugged portable computing solutions. The Company is part of the worldwide group of Kontron companies, owned or principally owned by Kontron AG ("Kontron"). Over the past several years, the Company has evolved its strategy to focus on designing and providing industry-specific field technology solutions. The Company believes that this focus represents the strongest opportunity for growth and differentiation.

     The Company has a history of designing and delivering hardware platforms for extreme environments and will continue to capitalize on its strong product reputation and value added reseller network. The Company's focus will be on markets that require rugged computers for harsh environment applications.

     Kontron Mobile Computing computer platforms are designed for demanding field environments, meeting military test standards for shock, vibration, moisture and temperature extremes. Features include outdoor-readable high-resolution color displays, sealed pointing devices and integrated technology protected for use in extended temperatures and isolated for shock and vibration. The Company also offers a high level of expandability and upgradability within each product platform. Expansion paths include desktop ISA/PCI computer card expansion slots, PC card slots, serial ports, universal serial bus and custom modules. As a result, all platforms are flexible "electronic toolboxes" that integrate the user's application-specific tools and technologies into one custom, rugged mobile solution. Upgrade paths include central processing units (CPU), random access memory (RAM), hard drive capacities, display and peripheral technologies, such as wireless communication. Such upgradability contributes to a longer useful life which reduces the total cost of ownership for the end-customer. Longer product life sets the Company's products and solutions higher on the value scale with customers as their initial investment is in many ways "protected" by technology enhancements or improvements over a period of time.

     THE RUGGED COMPUTING MARKET. Technological advances have increased customers' dependence on mobile computing and communications devices, such as portable computers, pagers and smart phones, to enhance workforce productivity. The rugged computing market has increasing needs for reliability, operability in extreme conditions, portability, security and compatibility with a variety of communication interfaces and standard desktop computer technology. Organizations are increasingly seeking to connect field personnel to information through computerization. Enterprise-wide networking can provide sophisticated field diagnostic and analytic capabilities, enhance field access to data and on-line information, eliminate paperwork, improve communication and reduce costs.

     The markets for the Company's products consist of those businesses, armed forces, national and local governmental agencies and other entities that are seeking reliable mobile computing for field personnel and functions. The Company's rugged mobile computing platforms are used in a variety of industries whose demands vary widely and which include: (i) public service and field service organizations for improved productivity, efficiency and real time, remote data access (ii) military and government contractors for situational awareness, flight-line communications and real time, highly reliable data acquisition in extreme conditions and (iii) transportation OEMs and full-solution integrators for wireless data transfer, maintenance and diagnostic testing.

     STRATEGY. The Company's vision remains to become "the worldwide rugged-mobile-computing solutions provider for niche markets". The Company's strategy consists of the following key components:

     FURTHER PENETRATION OF KEY VERTICAL MARKETS. The Company continues to target key vertical markets, including government, military, public services, utilities and other field service organizations. The Company develops product features and functions to address the needs of a particular vertical market and provides application-engineering services to support the specific requirements of those customers when necessary. The Company's strategy is to be a key provider of tools and services to facilitate field data acquisition, test and measurement, telemetry, mobile computing and communication applications through the partnership with value-added resellers. Custom applications addressed by the Company are typically characterized by the opportunity to sell a significant quantity of units over a period of time based on a single application solution.

     CONTINUED REDUCTION IN PRODUCT COSTS AND TIME TO MARKET. The Company has taken advantage of its relationship with the other worldwide Kontron companies by outsourcing the design and manufacturing of some of its products. This is consistent with the strategy of maintaining rugged mobile design strength at the architectural level, while utilizing inter-company resources to reduce costs and add incremental expertise. This change has been well received by the Company's customers and value-added resellers. Additionally, the Company continues to be focused on further cost reductions through on-going product re-design initiatives through Kontron worldwide mobile design teams.

     PRODUCTS. The Company's products are rugged mobile computers designed and manufactured for field applications, including data acquisition, mobile data processing and communications, and test and measurement. Part of the Company's growth strategy is to introduce new products that will further penetrate existing markets as well as penetrate new and growing markets. In 2002, the Company introduced three new products: an enhanced EnVoy with a Kontron-designed faster CPU module, the FieldWorks 8500 (FW8500) with enhanced features and performance based on another Kontron-designed CPU module, and a higher-brightness, lower-cost display for the EnVoy and 2000 Series III product lines. Additional new products will replace older products and allow for growth through 2003.

     ReVolution: The Company expended significant personnel resources during 2002 to develop the ReVolution, a rugged, convertible, notebook computer. This product marks the re-entry of the Company into the rugged notebook market, following cessation of production of the FW5000 in fiscal year 2000. The ReVolution is based on a custom CPU module developed jointly by the Company and a Kontron affiliate in Taiwan. The introduction of the ReVolution creates a new category of computing devices for the Company. The ReVolution is a fully Windows-capable computer that converts from notebook to tablet with a quick flip of the rugged, 180-degree display hinge. With the added benefits of ruggedness, upgradability and integrated wireless communication features, the ReVolution is in a class by itself. The ReVolution's full magnesium construction design is tested to U.S. military and NEMA standards for resistance to shock, vibration, water, temperature and dust. The ReVolution is targeted to commercial and industrial markets that include utilities, telecommunications, government, military, and other areas requiring rugged mobile computers in field service applications. Demonstration units of ReVolution were available in 2002 with initial shipment in March 2003. Production will be handled by one of the Kontron affiliates in Taiwan, with final test, custom integration and repair being performed by the Company. The Company retains exclusive rights to market and sell the ReVolution in North America. Kontron has the exclusive rights to market and sell ReVolution in all other countries.

     FieldWorks 8000 Series: The FieldWorks 8000 (FW8000) is based on a high-strength cast magnesium alloy external housing. Internal components that are sensitive to shock and vibration are contained within this housing and isolated with special tuned shock absorbing polymers, while a shock absorbing bushing system suspends all drives. The FW8000 incorporates the Company's backplane/card cage design, which provides up to six ISA/PCI expansion card slots within the housing permitting the integration of instrumentation, data acquisition, test and measurement and communications capabilities. Also contained within the housing is a PCMCIA expansion card slot, integrated AC/DC power supply, uninterruptible power supply capability, full-length desktop ISA/PCI expansion card slots, integrated CD-ROM, CD-RW and floppy diskette drives, and several optional features such as dual removable hard drives, Sunlight Readable display and XGA display options. The FW8000 is the Company's flagship product.

     The FW8500, introduced in 2002, provides six PCI card slots, a minimum of 1.06Ghz CPU using the Intel Pentium III M processor, up to 640MB of RAM, a 40GB or 60GB hard drive (1 or 2 drives), and RAID 0 or 1 support for the two hard drive configuration. This product targets FW8000 class customers who are moving their applications to all PCI hardware and who need much faster processor speeds.

     EnVoy Mobile Data Server (MDS): The EnVoy is a three-piece onboard vehicle computer system that includes a Server component, a high-bright Display and a backlit Keyboard. The EnVoy can be customized by adding wireless technology, Global Positioning (GPS) technology, data radios and other devices through two embedded PC card slots, USB ports and three open serial ports. The floppy and CD-ROM devices can be connected to the Server by cables that can then be mounted in a remote location such as the vehicle trunk. A wide variety of standard vehicle mounting systems are available to meet customer-specific needs. The EnVoy is ideally suited for fixed in-vehicle computing and communication applications including logistics management, computer-aided dispatch and Geographic Information Systems/Global Positioning System mapping. The primary market for the Envoy is public services (Police, Fire, EMS and Utility). New EnVoy models introduced in 2002 provide faster processing, increased memory, and greater storage capacity. Other enhancements to the EnVoy product line include a 10.4", 1200-nit display with touch screen.

     FieldWorks 2000 Series Mobile Data Server (MDS): The FieldWorks 2000 Series MDS was developed for mission critical communication applications. The FieldWorks 2000 Series MDS is the communication interface to deployed personnel in remote locations in all types of vehicles. The Graphical Information System
(GIS) allows personnel to graphically and numerically identify precisely where they are on a map and provide the same visual and data information for superiors in a real-time secure basis. Real time reliable communication of logistical, mission status, location and movement is paramount to the success of the application for which this product was designed and is used.

     Power Lite: The Power Lite is similar to the FW8000 and FW8500, with less rugged features and less expansion capability. The Power Lite is intended for light industrial applications like manufacturing plant floors, telecommunications test and in-plant data collection. The Power Lite offers a single ISA/PCI expansion card capability with a 14.1" XGA display. It is ideally suited for applications that display schematics and graphical information databases.

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

     The Field Lite and Power Lite are products of Kontron and are marketed and sold exclusively in North America by the Company. Both of these products began shipping in the second quarter of 2001.

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

     MANUFACTURING. The Company initiated the outsourcing of some of its manufacturing activities to Kontron affiliates during 2001. This has improved inventory management, reduced product and production costs, and enhanced product quality. Further outsourcing may occur as opportunities to reduce costs and improve product quality are identified. The FW8000 Series assembly, all platform repair and final integration work continue to be performed at the Company. Kontron manufactures parts for the EnVoy MDS and the FieldWorks 2000 Series MDS in Germany, with final assembly performed at the Company. The Power Lite and Field Lite are manufactured in Germany by Kontron.

     QUALITY MANAGEMENT. The Company employs comprehensive quality control systems. The Company received ISO 9001 quality assurance certification in March 1996 and was re-certified in May 2002. The Company is currently updating its quality system to meet the ISO9000-2000 standard and expects to be certified to this new standard during September of 2003.

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

     Sales to the United States Army represented 15% of net sales in 2002 and 28% of net sales in 2001. For the year ended December 31, 2000, sales to John Deere Information Systems represented 11% of net sales. The amount of revenue contributed by each product line is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operation" below.

     BACKLOG. The Company believes that backlog is not a meaningful indicator of its future business prospects due to the potentially long customer sales cycle and significant variations in the size and delivery schedules of orders received by the Company. As a result, the Company does not believe that backlog at any particular date is necessarily indicative of future results.

     COMPETITION. The Company's products face direct competition from companies producing portable computers intended for field use such as Dolch Computer Systems; Getac Corp.; Itronix Corp.; Paravant Computer Systems, Inc.; Motorola, Inc.; Data 911; Northrup Grumman; and Panasonic Personal Computer Company. The Company believes its primary competitive factors relate to product design and feature differentiation, product pricing, functionality, product dimensions, technology enhancements and responsiveness to customer requirements. The mobile computer market continues to mature. To the extent the Company and its direct competitors expand and develop this market niche, other manufacturers may turn their attention to this niche and begin to develop products and services directly competitive with those offered by the Company. The Company's computing platforms also face indirect competition from a variety of different companies and products, including consumer portable personal computers, customized portable personal computers, tablet personal computers and single-purpose diagnostic and data collection instruments.

     RESEARCH AND DEVELOPMENT. In conjunction with Kontron engineering teams from around the world, the Company designs mobile computer systems, subsystems and application specific custom systems. The Company believes that its efforts in this area have improved time-to-market and reduced development costs. The Company intends to continue to expand its products and services by providing a greater range of expandability and features in existing products. The Company has successfully developed new products with the Kontron companies maximizing the technological expertise within all companies. Through the use of these resources, the Company has access to a wide variety of specialized and/or lower-cost design talent, and gained new relationships with key technology suppliers. The use of non-Kontron design contractors was significantly reduced in 2001 resulting in reduced R&D costs. Research and development expenses were $1.0 million in 2002, $1.2 million in 2001, and $4.2 million in 2000.

     INTELLECTUAL PROPERTY. The Company uses the following marks in connection with its products: Field MousePad, Field Workstation, Technology Module, EnVoy, Field Lite, Power Lite, IN Rave, ReVolution, Kontron and the Kontron Logo. The Company has federal trademark registrations with respect to Field MousePad, Field WorkStation and Technology Module. These registrations are registered on the Supplemental Register. Supplemental Registrations do not confer the same rights as Principal Registrations. Specifically, Supplemental Registrations do not serve as prima facie evidence of the validity of the registration, the registrant's ownership of the mark, or the registrant's exclusive right to use the mark. In addition, the filing date of the application does not confer any right of priority. The Company is aware that there are third parties that have claimed and may claim superior rights, in certain territories in the United States, to the use of certain of the marks in which the Company claims rights. Kontron and Kontron Logo are registered trademarks of Kontron Instruments Holding N.V. and Kontron Electronik GmbH, respectively. Kontron Electronik GmbH has filed a federal trademark application with respect to the Field Lite Mark. Power Lite and IN Rave are unregistered trademarks of Kontron Electronik GmbH. The Company has full unconditional licenses to use the Field Lite, Power Lite, IN Rave, Kontron and Kontron Logo trademarks in all sales and marketing activities.

     EMPLOYEES. As of December 31, 2002, the Company employed 40 full-time employees and 2 part-time employees, of whom 17 were engaged primarily in operations, 11 were engaged primarily in sales and marketing, 8 were engaged primarily in engineering and research and development, and 6 were engaged primarily in administration. The Company also employs temporary employees and contract employees, as necessary. No employees are represented by any labor union or other collective bargaining unit. The Company believes that its relations with its employees are good.

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

     As of August 2002, the sublessee in the larger space notified the Company that it was unable to meet its full rent obligation. The Company agreed to accept a demand promissory note for each month that the sublessee paid short, bearing simple interest at the rate of 12% per annum, compounded monthly. As of December 31, 2002, the Company has accepted promissory notes of approximately $42,700, for which a full reserve has been recorded due to uncertainty of collection.

     The Company intends to continue to review options for potential subleasing of its facility, as appropriate, to minimize operating expenses.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the Company's fourth quarter ended December 31, 2002.


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

                                       FIRST QUARTER          SECOND QUARTER           THIRD QUARTER           FOURTH QUARTER
                                   ---------------------   ---------------------   ---------------------   ---------------------
                                     2002         2001       2002         2001       2002         2001       2002         2001
                                   --------     --------   --------     --------   --------     --------   --------     --------
Price range of common stock:
     High .......................  $    .83     $  1.031   $    .82     $    .98   $    .70     $    .95   $    .48     $    .99
     Low ........................       .60          .50        .55         .531        .35          .59        .27          .42


          EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2002

                                                                                                 Number of securities
                                                                                               remaining available for
                                  Number of securities to be    Weighted-average exercise    future issuance under equity
                                    issued upon exercise of        price of outstanding     compensation plans (excluding
            Plan category            outstanding options,         options, warrants and        securities reflected in
            -------------             warrants and rights                 rights                     column (a))
                                  --------------------------    -------------------------   -----------------------------
                                              (a)                          (b)                           (c)
      Equity compensation
      plans approved by
      security holders(1)                  4,605,451                      $1.33                        371,127

      Equity compensation
      plans not approved by
      security holders                       None                          None                          None


      Total                                4,605,451                      $1.33                        371,127

     (1) Includes shares issuable under the Company's 1994 Long Term Incentive and Stock Option Plan and 1996 Directors' Stock Option Plan.


     SHAREHOLDERS. As of March 5, 2003, there were 126 holders of record of the Company's Common Stock. The Company believes that the actual number of its beneficial shareholders is significantly higher than the number of record holders, since a portion of our common stock is held in street name.

     DIVIDENDS. The Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     SELECTED STATEMENTS OF OPERATIONS DATA:
     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        YEAR ENDED
                                                         ------------------------------------------------------------------------
                                                         DECEMBER 31,   DECEMBER 30,   DECEMBER 31,    JANUARY 2,     JANUARY 3,
                                                             2002           2001           2000           2000           1999
                                                         ------------   ------------   ------------   ------------   ------------
Net sales .............................................  $     12,225   $     17,306   $     15,696   $     25,329   $     20,002
Cost of sales .........................................         6,695          9,487         17,390         17,950         14,200
                                                         ------------   ------------   ------------   ------------   ------------
     Gross profit (loss) ..............................         5,530          7,819         (1,694)         7,379          5,802
Operating expenses:
     Sales and marketing ..............................         2,293          2,747          4,413          5,633          5,482
     General and administrative .......................         1,187          1,740          3,949          2,998          2,915
     Research and development .........................         1,040          1,205          4,213          3,414          3,214
     Product upgrade and restructuring costs ..........            --             --            502            400          1,473
                                                         ------------   ------------   ------------   ------------   ------------
          Total operating expenses ....................         4,520          5,692         13,077         12,445         13,084
                                                         ------------   ------------   ------------   ------------   ------------
Operating income (loss) ...............................         1,010          2,127        (14,771)        (5,066)        (7,282)
Gain (loss) on foreign currency .......................          (169)           208             --             --             --
Interest income (expense), net ........................          (692)        (1,275)        (1,765)          (317)           149
Other income (expense), net ...........................            --           (120)          (641)             3              9
                                                         ------------   ------------   ------------   ------------   ------------
Net income (loss) .....................................           149            940        (17,177)        (5,380)        (7,124)
Beneficial conversion feature applicable to preferred
   shareholders .......................................            --             --           (521)            --             --
                                                         ------------   ------------   ------------   ------------   ------------
Net income (loss) applicable to common shareholders ...  $        149   $        940   $    (17,698)  $     (5,380)  $     (7,124)
                                                         ============   ============   ============   ============   ============
Basic and diluted loss per common share:
     Net income (loss) per common share ...............  $        .01   $        .06   $      (1.92)  $       (.61)  $       (.81)
                                                         ============   ============   ============   ============   ============
Basic weighted average common shares outstanding ......        14,953         14,945          9,241          8,874          8,799
                                                         ============   ============   ============   ============   ============

Diluted weighted average common shares outstanding ....        20,422         15,029          9,241          8,874          8,799
                                                         ============   ============   ============   ============   ============

     SELECTED BALANCE SHEET DATA:
     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       DECEMBER 31,   DECEMBER 30,   DECEMBER 31,    JANUARY 2,     JANUARY 3,
                                                           2002           2001           2000           2000           1999
                                                       ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents ...........................   $   2,031      $   2,074      $     553      $      87      $   1,690
Working capital (deficit) ...........................       3,373         (4,382)        (5,851)         1,829          4,077
Total assets ........................................       6,416          6,916          7,475         12,014         10,956
Notes payable, net ..................................       7,462          6,938          5,881          2,228             --
Capital lease obligations ...........................          --             --             39             80            110
Total debt ..........................................       7,462          6,938          5,920          2,308            110
Accumulated deficit .................................     (36,441)       (36,589)       (37,530)       (19,832)       (14,452)
Total shareholders' equity (deficit) ................      (3,869)        (4,018)        (4,985)         1,403          5,793


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

     OPERATING RESULTS. The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:

                                                                                               FOR THE YEARS ENDED
                                                                                     -----------------------------------------
                                                                                     DECEMBER 31,  DECEMBER 30,   DECEMBER 31,
                                                                                         2002         2001          2000
                                                                                     -----------   ------------   ------------
Net sales..........................................................................       100%         100%          100%
Cost of sales.....................................................................         55           55          (111)
                                                                                     --------      -------        ------
     Gross profit (loss)..........................................................         45           45           (11)
Operating expenses:
     Sales and marketing..........................................................         19           16            28
     General and administrative..................................................          10           10            25
     Research and development....................................................           8            7            27
     Product upgrade and restructuring costs......................................         --           --             3
                                                                                     --------      -------        ------
          Total operating expenses................................................         37           33            83
                                                                                     --------      -------        ------
Operating income (loss)...........................................................          8           12           (94)
Gain (loss) on foreign currency .................................................          (1)           1            --
Interest expense, net............................................................          (6)          (7)          (11)
Other expense, net................................................................         --           (1)           (4)
                                                                                     --------      -------        ------
Net income (loss).................................................................          1%           5%         (109)%
                                                                                     --------      -------        ------
Beneficial conversion feature applicable to preferred shareholders................         --           --            (3)
                                                                                     --------      -------        ------
Net income (loss) applicable to common shareholders...............................          1%           5%         (112)%
                                                                                     ========      =======        ======


     MARKET TRENDS. The demand for rugged mobile computers continues to expand on a worldwide basis. The availability of high-powered portable computer technology coupled with application specific technologies and the proliferation of wireless communications contributes to the increased demand. The Company expects increased requirements to improve the efficiency in field-based work forces to link field workers into corporate information systems. Customers are demanding more functionality for less money due to recent short-term decreases in capital spending among public safety, military and private field forces worldwide. The Company expects the market for ruggedized computers to grow slightly in the short-term with the biggest opportunity for growth in the low price-point handheld products. Long-term growth is expected in all ruggedized categories due to planned increased spending in homeland security and military operations.

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

     Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

     The Company's revenue recognition policy is significant because the Company's revenue is a key component of its results of operations. The Company generally recognizes revenue upon shipment of its products. In certain limited situations, at the customer's written request, the Company enters into bill and hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. The Company recognizes revenues associated with bill and hold arrangements when the product is complete, ready to ship, and all bill and hold revenue recognition criteria have been met. Accruals for sales returns and other allowances are provided at the time of shipment based on experience. Service revenue, including non-warranty work and related parts sales, is recognized as earned. Extended warranty contracts are offered, generally as a separately priced arrangement with the customer. Revenues related to extended warranties are recorded as deferred revenue and recognized ratably over the term of the related agreements. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB 101.

     Inventories. Inventories are stated at the lower of cost, as determined by the first-in, first-out cost method, or market value. The Company's inventory monitoring controls reduce the potential for write-downs of inventory due to obsolescence; however, there can be no assurance that future inventory write-downs will not be required. Inventory is coded to reflect the product for which it is primarily used, allowing the Company to better manage its inventory and to assist in making forecast updates.

     The Company reviews its inventory quantities on hand quarterly and records a provision for estimated obsolescence or unmarketable inventory based upon usage and assumptions about future demand and market conditions.

     Warranties. The Company warrants its products against defects in materials and workmanship under normal use and service for one year from the date of purchase. Warranty costs for existing products, including parts and labor, are estimated based on actual historical experience. Management uses that historical data to accrue reserves to cover estimated costs based on units in the field under warranty. Management reviews the estimated warranty liability on a quarterly basis to determine its adequacy. While the Company's warranty costs have historically been within its expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same warranty return rates or repair costs it has in the past.

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

     RELATED PARTY TRANSACTIONS. The Company sells certain products to Kontron and the Kontron group of companies for further resale outside North America. These sales were approximately $1.1 million in 2002 and $1.3 million in 2001. The Company also buys products from these related entities for further resale within North America. These purchases were approximately $2.0 million in 2002 and $0.8 million in 2001. The Company and the Kontron group of companies are operating under agreements regarding the sales and purchases from each other. Such transactions are in the normal course of business at negotiated prices comparable to similar transactions with other customers and suppliers. Management believes the transactions with Kontron and the Kontron group of companies are at arms length and are under terms no less favorable to the Company than those with other customers or suppliers.

     Included in the financial statements are approximately $119,900 and $118,500 of related party receivables and approximately $412,400 and $210,000 of related party payables as of December 31, 2002 and December 30, 2001.

     The Company has a credit line agreement with Kontron to provide up to 8.5 million Euros for operations ($8.8 million based on December 31, 2002 exchange rate). Borrowings under this agreement bear interest at 10% per annum (payable monthly). The maturity date of the note is July 1, 2011. Outstanding borrowings under this line of credit were approximately $7.5 million at December 31, 2002. Refer to the Liquidity and Capital Resources section for further discussion.

     ACCOUNTING PRONOUNCEMENTS. In June 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 establishes accounting and disclosure requirements for a company's obligations under certain guarantees that it has issued. A guarantor is required to recognize a liability for the obligation it has undertaken in issuing a guarantee, including the ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also requires expanded disclosure of information related to product warranty amounts recorded in the financial statements. The disclosure provisions are effective for interim and annual periods ending after December 15, 2002, and are included within Note 2.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment to SFAS No. 123. This standard provides alternative methods of transition for any voluntary changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new disclosure requirements are effective for annual periods ending after December 15, 2002 and will be effective for interim periods beginning after December 15, 2002. The annual requirements are included within Notes 2 and 6 and the interim requirements will be adopted in the Company's fiscal quarter ending March 31, 2003.


COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 30, 2001

     NET SALES. Net sales for 2002 were $12.2 million, a decrease of $5.1 million or 29% from 2001 net sales of $17.3 million. The decrease was primarily attributable to a large order from the United States Army in 2001 with no comparable large orders in 2002, in addition to general economic conditions. Unit volumes of the 8000 Series represented 52% of total units in 2002 compared to 45% in 2001. The increase in percent was due to lower overall sales in 2002. The decreased dollars were due to general economic conditions. Sales of the 2000 Series Mobile Data Server represented 22% of total units in 2002 compared to 34% in 2001. The decrease in sales was attributable to the large United States Army order in 2001 with no comparable large orders in 2002. Unit volumes of the EnVoy product represented 14% of total units in 2002 compared to 13% in 2001. Combined unit volumes of the Field Lite, IN Rave and Power Lite represented 10% of total units in 2002 compared to 2% in 2001. The Company began marketing these products in mid-year 2001 so year-over-year figures are not comparable.

     Sales by product line were as follows:

                                                       2002                2001                2000
                                                   ------------        ------------        ------------
     8000 Series .............................     $  6,365,000        $  7,770,000        $  5,313,000
     2000 Series .............................        2,879,000           5,905,000           4,796,000
     EnVoy ...................................        1,520,000(1)        2,235,000(1)               --
     Field Lite ..............................          599,000(2)          248,000(2)               --
     IN Rave .................................          119,000(2)           89,000(2)               --
     Power Lite ..............................          256,000(2)           13,000(2)               --
     7000 Series .............................               --(3)               --(3)        1,826,000(3)
     5000 Series .............................          487,000(4)        1,046,000(4)        3,761,000(4)
                                                   ------------        ------------        ------------
                                                   $ 12,225,000        $ 17,306,000        $ 15,696,000
                                                   ============        ============        ============

--------------
(1) The EnVoy product was introduced in 2001.
(2) The Field Lite, IN Rave and Power Lite are Kontron products. The Company began marketing these products in 2001.
(3) The 7000 Series product was discontinued and replaced with the 8000 Series product in fiscal year 2000.
(4) The 5000 Series product was discontinued in fiscal year 2000. Revenues in 2001 and 2002 related to sales of remaining units on hand.

     International sales decreased to $1.6 million, or 13% of sales in 2002 from $2.4 million, or 14% of net sales in 2001. The majority of international sales are in Europe, including $0.9 million in 2002 and $1.9 million in 2001. The Company believes that international sales as a percentage of net sales for the year 2003 will be in the low- to mid-teen % range with little impact on the Company's results of operations and liquidity.

     GROSS MARGIN. Gross margin decreased to $5.5 million in 2002 from $7.8 million in 2001. Gross margins, as a percentage of net sales, remained constant at 45% in 2002 and 2001. The Company's gross margin will fluctuate as a result of a number of factors, including mix of products sold, inventory obsolescence, the proportion of international sales, large customer contracts (with the associated volume discounts) and other manufacturing expenses.

     SALES AND MARKETING. Sales and marketing expenses include salaries, incentive compensation, commissions, travel, trade shows, technical support and professional services personnel and general advertising and promotion. These expenses also include the labor and material costs related to maintaining the Company's standard one-year warranty program. Sales and marketing expenses were $2.3 million in 2002, a decrease of $0.4 million as compared to $2.7 million in 2001. As a percentage of net sales, sales and marketing expenses increased to 19% in 2002 as compared to 16% in 2001. The decreased dollars are due to lower sales commissions paid on lower revenue. The increased percent is due to lower revenue over which to allocate the costs.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses include the Company's executive, finance, information services and human resources departments. These expenses decreased to $1.2 million in 2002 compared to $1.7 million in 2001. As a percentage of net sales, general and administrative expenses stayed constant at 10% in 2002 and 2001. The decreased dollars are due to lower legal fees and bad debt expense.

     RESEARCH AND DEVELOPMENT. Research and development expenses are incurred in the design, development and testing of new or enhanced products, services and customized computing platforms. All research and development costs are expensed as incurred. These expenses decreased to $1.0 million in 2002 from $1.2 million in 2001. As a percentage of net sales, research and development expenses increased to 8% in 2002 from 7% in 2001. The decreased dollars are due to sharing research and development costs with Kontron and the synergy gained by the combined efforts. The increased percent is due to lower revenue over which to allocate the costs.

     LOSS ON FOREIGN CURRENCY. The Company's credit agreements with Kontron allow for borrowings which are payable in Euros.

     In the second quarter of 2001, the Company began utilizing foreign currency forward contracts to protect against significant fluctuations in net income
(loss) caused by changes in Euro exchange rates. The Company's practice is to enter into a forward contract at the beginning of each quarter and settle the contract at the end of the quarter. The Company records gains and losses on these derivative contracts (which are not designated as hedging instruments for accounting purposes) in net income (loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Derivatives and Hedging Activities," and also marks the related debt instrument to market under SFAS No. 52, "Foreign Currency Translation." These loss amounts are included in the net foreign currency loss of $169,222 recorded in 2002 and the net foreign currency gain of $207,664 recorded in 2001. As of December 31, 2002, the Company's forward contract arrangements allowed the Company to hedge up to 7.0 million Euros.

     INTEREST EXPENSE, NET. Net interest expense of $0.7 million was recorded in 2002 compared to $1.3 million in 2001. The decrease in interest expense is due to the repayment of the subordinated notes in September 2001 and a reduction of the interest rate on the Kontron note payable from 11% to 10% effective July 2002. Additionally, financing costs of $882,000 related to warrants issued in September 1999 were amortized over the two-year term of the subordinated notes. On February 27, 2003, the Company repaid $2.0 million to Kontron. The Company anticipates a reduction in interest expense in 2003 as a result of this repayment plus potential future repayments of its borrowings from Kontron.

        OTHER EXPENSE, NET. There were no costs booked to other expense in 2002 compared to approximately $119,700 in 2001. The majority of the 2001 costs were related to the payments that were required to be made under a legal settlement. See related discussion under Item 3, Legal Proceedings.


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

     Sales by product line were as follows:

                                                       2001                2000                1999
                                                   ------------        ------------        ------------
     8000 Series .............................     $  7,770,000        $  5,313,000(1)     $         --(1)
     2000 Series .............................        5,905,000           4,796,000           3,700,000
     EnVoy ...................................        2,235,000(2)               --                  --
     Field Lite ..............................          248,000(3)               --                  --
     IN Rave .................................           89,000(3)               --                  --
     Power Lite ..............................           13,000(3)               --                  --
     7000 Series .............................               --(4)        1,826,000(4)        9,037,000
     5000 Series .............................        1,046,000(5)        3,761,000(5)       12,592,000
                                                   ------------        ------------        ------------
                                                   $ 17,306,000        $ 15,696,000        $ 25,329,000
                                                   ============        ============        ============

--------------
(1) The 8000 Series product was introduced in fiscal year 2000.
(2) The EnVoy product was introduced in 2001.
(3) The Field Lite, IN Rave and Power Lite are Kontron products. The Company began marketing these products in 2001.
(4) The 7000 Series product was discontinued and replaced with the 8000 Series product in fiscal year 2000.
(5) The 5000 Series product was discontinued in fiscal year 2000. Revenues in 2001 related to sales of remaining units on hand.

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

     GAIN ON FOREIGN CURRENCY. The Company's credit agreements with Kontron allow for borrowings which are payable in Euros.

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

     INTEREST EXPENSE, NET. Net interest expense of $1.3 million was recorded in 2001 compared to $1.7 million in fiscal year 2000. The decrease in interest expense is due to the repayment of the subordinated notes in September 2001. Additionally, financing costs of $882,000 related to warrants issued in September 1999 were amortized over the two-year term of the subordinated notes.

     OTHER EXPENSE, NET. Other expense of approximately $119,700 was recorded in 2001 compared to approximately $641,900 in fiscal year 2000. The majority of the costs were related to the payments that were required to be made under a legal settlement. See related discussion under Item 3, Legal Proceedings.


LIQUIDITY AND CAPITAL RESOURCES

     In 2002, the Company's revenue decreased 29% compared to 2001 due to fewer large customer orders and general economic conditions. Even with the decreased sales, the Company was able to achieve profitability in the fiscal year. The Company realizes that continuous management of sales, gross margin and cash is necessary to improve liquidity. There can be no assurance that the Company will be successful in achieving these measures. Circumstances that are reasonably likely to affect liquidity include changes in technology, dependence on key customers, decrease in demand for the Company's products and reliance on Kontron for financing and research and development support.

     In 2003, one of the Company's focus areas is long-term growth by introducing new products that will further penetrate existing markets as well as new and growing markets. In 2002, the Company introduced three new products: an enhanced EnVoy with a Kontron-designed faster CPU module, the FieldWorks 8500 (FW8500) with enhanced features and performance based on another Kontron-designed CPU module, and a higher-brightness, lower-cost display for the EnVoy and 2000 Series III product lines. In early 2003, the Company is planning production of the ReVolution, marking the re-entry of the Company into the rugged notebook market. The Company continues to be focused on further cost reductions through on-going product re-design initiatives by Kontron worldwide mobile design teams.

     As in 2002, the Company intends to continue funding its own cash needs in 2003 without assistance from Kontron. To be successful, the Company will focus on increased sales and profitability, in addition to working capital management. In 2002, the Company incurred charges for interest expense to Kontron of approximately $723,000, relating to the note payable to Kontron. The Company intends to reduce this interest expense in 2003 by making a partial repayment of the note payable to Kontron as the funds are available. On February 27, 2003, the Company repaid $2.0 million to Kontron. However, there can be no assurance that additional repayments will be possible.

     Kontron has provided the Company with a written agreement to provide financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through December 31, 2003, if necessary. As of December 31, 2002, Kontron controlled approximately 65% of the Company. The Company has a line of credit agreement with Kontron which allows for borrowings of up to 8.5 million Euros for operations ($8.8 million based on December 31, 2002 exchange rate.) As of December 31, 2002, borrowings under this agreement bear interest at 10% per annum (payable monthly). Prior to third quarter 2002, the note had no stated maturity date. Effective in third quarter 2002, the note was amended to establish a maturity date of July 1, 2011. Because of this amendment, the note was reclassified from current to long-term in the September 30, 2002 balance sheet. Outstanding borrowings under this line of credit were approximately $7.5 million at December 31, 2002. Effective March 1, 2003, Kontron agreed to reduce the interest rate to 8%.

     In the first quarter of 2002, the Company repaid $1.0 million to Kontron, consisting of $620,000 in accrued interest and $388,000 in principal. In the second quarter of 2002, the Company repaid an additional $264,000 in accrued interest. In the third quarter of 2002, the Company repaid $200,000 to Kontron, consisting of $178,000 in accrued interest and $22,000 in principal. The Company has finalized a $750,000 line of credit with a commercial bank and if necessary, intends to use this line of credit to fund potential cash requirements in excess of its current cash flow projection. The line of credit expires May 15, 2003. There were no borrowings outstanding on this line of credit at December 31, 2002.

     The Company's cash balance as of December 31, 2002 was $2.0 million, consistent with the December 30, 2001 balance of $2.1 million and compared to the December 31, 2000 balance of $0.6 million. The Company's accounts receivable was $3.1 million at December 31, 2002, $3.0 million at December 30, 2001 and $3.1 million at December 31, 2000. Net inventories decreased to $1.0 million at December 31, 2002 from $1.2 million at December 30, 2001 and $2.5 million at December 31, 2000. The change from 2002 to 2001 was due to slightly higher revenue in the fourth quarter and therefore, lower inventory levels in 2002 compared to 2001. Prepaid expenses decreased to $0.1 million from $0.3 million due to the return of a deposit from a former supplier. Deferred revenue was $1.1 million at December 31, 2002, $1.3 million at December 30, 2001 and $0.7 million at December 31, 2000. The change from 2001 to 2002 was attributable to reduced sales of extended warranties. Accounts payable was $0.8 million at December 31, 2002, $1.3 million at December 30, 2001 and $3.2 million at December 31, 2000. The change from 2001 to 2002 was attributable to a reduction of inventory, in addition to reduced overall expenses. Other accrued liabilities decreased to $0.3 million at December 31, 2002 from $0.8 million at December 30, 2001 and $1.8 million at December 31, 2000. The change from 2001 to 2002 was due to a lower interest balance owed to Kontron at December 31, 2002 compared to December 30, 2001.

     The Company purchased approximately $55,000 of property, plant and equipment in 2002 as compared to $24,000 in 2001 and $0.3 million in fiscal year 2000. The Company anticipates purchases of property, plant and equipment in 2003 will remain consistent with 2002.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2002 the Company had approximately $7.5 million outstanding on its line of credit from Kontron. This loan bears interest at 10% per annum, payable monthly. Both the principal amount borrowed under the line of credit and interest payable thereunder are payable in Euros. See the earlier discussion under "Foreign Currency Transactions" for a description of the foreign currency forward contract in effect. All remaining transactions of the Company are conducted and accounts are denominated in United States dollars. Based on its overall foreign currency rate exposure at December 31, 2002, the Company does not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect its financial position or results of operations.

     The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents. The Company had $2.0 million in cash and cash equivalents at December 31, 2002. Based on analysis, shifts in money market rates would have an immaterial impact on the Company.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                       PAGE
                                                                                                                       ----
Balance Sheets as of December 31, 2002 and December 30, 2001 .......................................................    23
Statements of Operations for the years ended December 31, 2002, December 30, 2001 and December 31, 2000.............    24
Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2002, December 30, 2001 and December
31, 2000 ...........................................................................................................    25
Statements of Cash Flows for the years ended December 31, 2002, December 30, 2001 and December 31, 2000.............    26
Notes to Financial Statements.......................................................................................    27
Independent Auditors' Report........................................................................................    35
Report of Independent Public Accountants............................................................................    36


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On July 23, 2002, the Audit Committee approved discontinuing the engagement of Arthur Andersen LLP ("Arthur Andersen") as the Company's independent auditors and engaging Deloitte & Touche LLP ("Deloitte & Touche") to serve as the Company's independent auditors for the year ending December 31, 2002. Arthur Andersen's reports on the Company's consolidated financial statements for each of the fiscal years ended December 30, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the Company's fiscal years ended December 30, 2001 and December 31, 2000 and through July 23, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreements in connection with Arthur Andersen's report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K promulgated under the Exchange Act. During the fiscal years ended December 30, 2001 and December 31, 2000 and through July 23, 2002, the Company did not consult Deloitte & Touche with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K. The firm of Deloitte & Touche has been the independent auditors for the Company since July 23, 2002.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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


ITEM 14.     CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Annual Report:

   1. Financial Statement Schedule: The following financial statement schedule of Kontron Mobile Computing, Inc. for the fiscal years ended December 31, 2002, December 30, 2001 and December 31, 2000, is filed as part of this Report and should be read in conjunction with the Financial Statements of Kontron Mobile Computing, Inc.

        o    Schedule II--Valuation and Qualifying Accounts

        o Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

   2. Exhibits: The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report.

   (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     KONTRON MOBILE COMPUTING, INC.


                                     By    /s/ THOMAS SPARRVIK
                                       ------------------------------------
                                             Thomas Sparrvik
                                             Chief Executive Officer

                                     Dated:  March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                     TITLE                         DATE
       ---------                     -----                         ----
   /s/ THOMAS SPARRVIK         Chief Executive Officer         March 31, 2003
---------------------------    (principal executive officer)
       Thomas Sparrvik

   /s/ DALE R. SZYMBORSKI      President                       March 31, 2003
---------------------------    (principal financial and
       Dale R. Szymborski      accounting officer)

   /s/ DAVID C. MALMBERG       Chairman of the Board           March 31, 2003
---------------------------
       David C. Malmberg

   /s/ PIERRE MCMASTER         Director                        March 31, 2003
---------------------------
       Pierre McMaster

   /s/ WILLIAM P. PERRON       Director                        March 31, 2003
---------------------------
       William P. Perron

   /s/ RICHARD L. POSS         Director                        March 31, 2003
---------------------------
       Richard L. Poss

   /s/ RUDOLF WIECZOREK        Director                        March 31, 2003
---------------------------
       Rudolf Wieczorek

                                 CERTIFICATIONS

I, Thomas Sparrvik, Chief Executive Officer of Kontron Mobile Computing, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Kontron Mobile Computing, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:    March 31, 2003                     /s/ Thomas Sparrvik
                                            ----------------------------------
                                            Chief Executive Officer

                                 CERTIFICATIONS

I, Dale R. Szymborski, President of Kontron Mobile Computing, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Kontron Mobile Computing, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    March 31, 2003                        /s/ Dale R. Szymborski
                                              --------------------------------
                                               President

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

  4.1 Form of Certificate for Common Stock (incorporated by reference to the exhibit 4.1 filed with the Company Registration Statement filed on Form S-1, File No. 333-18335)

  4.2 Amendment to Loan Agreement between Kontron Embedded Computers AG and the Company effective July 1, 2002 (incorporated by reference to the exhibit 4.1 filed with the Company's Report on Form 10-Q for the quarter ended September 30, 2002)

 10.1 1994 Long Term Incentive and Stock Option Plan, as amended, including forms of option agreements (incorporated by reference to the exhibit
           10.24 filed with the Company's Registration Statement filed on Form
           S-1, File No.
           333-18335)

 10.2 1996 Directors' Stock Option Plan (incorporated by reference to the exhibit 10.25 filed with the Company's Registration Statement filed on Form S-1, File No. 333-18335)

 10.3      Form of Mutual Confidentiality Agreement for use with third parties
           (incorporated by reference to the exhibit 10.26 filed with the Company's Registration Statement filed on Form S-1, File No.
           333-18335)

 10.4 Form of Employee Disclosure and Assignment Agreement (incorporated by reference to the exhibit 10.27 filed with the Company's
           Registration Statement filed on Form S-1, File No. 333-18335)

 10.5 Option Agreement, dated as of January 21, 1997, by and between the Company and David C. Malmberg (incorporated by reference to the exhibit 10.33 filed with the Company's Registration Statement filed on Form S-1, File No.
           333-18335)

 10.6      Lease Agreement, dated May 16, 1997, by and between CSM Properties,
           Inc. and the Company (incorporated by reference to the exhibit 10.35 filed with the Company's Report on Form 10-K for the fiscal year ended January 4, 1998)

 10.7 Addendum to Lease, dated as of December 30, 1997, between the Company and CSM Properties, Inc. (incorporated by reference to the exhibit
           10.36 filed with the Company's Report on Form 10-K for the fiscal year ended January 4, 1998)

 10.8      Warrant to purchase shares of Common Stock Including Exhibit A to
           Warrant Issued to Industrial-Works Holding Co., LLC by the
           Registrant on February 18, 2000 (Incorporated by reference to the exhibit 10.41 to the Company's Registration Statement filed on Form
           S-2, File No. 333-34376)

 10.9      Warrant to purchase shares of Common Stock Including Exhibit A to
           Warrant Issued to Industrial-Works Holding Co., LLC by the
           Registrant on February 23, 2000 (incorporated by reference to the exhibit 4.2 to the Registrant's Current Report on Form 8-K dated
           February 23, 2000)

 10.10 Form of Mutual Non-disclosure Agreement (incorporated by reference to the exhibit 10.32 filed with the Company's Report on Form 10-K for the fiscal year ended January 2, 2000)

 10.11 Form of Non-disclosure Agreement (incorporated by reference to the exhibit 10.33 filed with the Company's Report on Form 10-K for the fiscal year ended January 2, 2000)

EXHIBIT
    NO     DESCRIPTION
-------    -----------
 10.12     Form of Product Evaluation Agreement (incorporated by reference to the exhibit 10.35 filed with the Company's Report on Form 10-K for the fiscal year ended January 2, 2000)

 10.13     Sublease agreement between FieldWorks, Inc. and Four 51, Inc. dated
           July 19, 2000 (incorporated by Reference to the exhibit 10.1 filed with the Company's Report on Form 10-Q for the fiscal quarter Ended
           October 1, 2000)

 10.14     Agreement and Consent Regarding Sublease between CSM Properties,
           Inc., FieldWorks, Inc. and Four 51, Inc. dated August 8, 2000
           (incorporated by reference to the exhibit 10.2 filed with the
           Company's Report on Form 10-Q for the fiscal quarter ended October 1,
           2000)

 10.15 Operating Protocol Memorandum with Kontron Embedded Computers AG dated July 11, 2000 (incorporated by reference to the exhibit 10.7 filed with the Company's Report on form 10-Q for the fiscal quarter ended July 2, 2000)

 10.16     Sublease agreement between FieldWorks, Inc. and Alternative Business
           Furniture, Inc. dated December 11, 2000 (incorporated by reference to the exhibit 10.38 filed with the Company's Report on 10-K for the fiscal year ended December 31, 2000)

 10.17     Agreement and Consent Regarding Sublease between CSM Properties,
           Inc., FieldWorks, Inc. and Alternative Business Furniture, Inc.
           dated December 20, 2000 (incorporated by reference to the exhibit
           10.39 filed with the Company's Report on 10-K for the fiscal year ended December 31, 2000)

 10.18     Employment Agreement with Thomas Sparrvik dated November 8, 2000
           (incorporated by reference to the exhibit 10.40 filed with the Company's Report on 10-K for the fiscal year ended December 31, 2000)

 10.19     2003 Compensation Plan for Thomas Sparrvik  (filed herewith)

 10.20     2003 Compensation Plan for Dale R. Szymborski  (filed herewith)

 10.21     Compensation Agreement with Richard F. Woodruff, Jr. dated October
           26, 2001 (filed herewith)

 23.1      Consent of Deloitte & Touche LLP (filed herewith)

 23.2      Notice regarding consent of Arthur Andersen LLP (filed herewith)

 99.1      Cautionary Statement (filed herewith)

 99.2      Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

 99.3 Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
           (filed herewith)


                                 BALANCE SHEETS

                                                                                              DECEMBER 31,      DECEMBER 30,
                                                                                                  2002              2001
                                                                                              ------------      ------------
                                            ASSETS
CURRENT ASSETS:
Cash and cash equivalents ...............................................................     $  2,031,285      $  2,073,970
Accounts receivable, net of allowance for doubtful accounts of $127,200 and $317,200 ....        3,015,258         2,834,150
Accounts receivable, related parties ....................................................          119,919           118,472
Inventories .............................................................................          975,263         1,191,276
Prepaid expenses and other ..............................................................           54,269           334,156
                                                                                              ------------      ------------
           Total current assets .........................................................        6,195,994         6,552,024
                                                                                              ------------      ------------
PROPERTY AND EQUIPMENT:
Computers and equipment .................................................................        1,163,624         1,114,125
Furniture and fixtures ..................................................................          800,706           795,387
Leasehold improvements ..................................................................          346,099           346,099
Less: Accumulated depreciation and amortization .........................................       (2,129,623)       (1,911,244)
                                                                                              ------------      ------------
       Property and equipment, net ......................................................          180,806           344,367
DEPOSITS AND OTHER ASSETS, NET ..........................................................           39,398            19,764
                                                                                              ------------      ------------
TOTAL ASSETS ............................................................................     $  6,416,198      $  6,916,155
                                                                                              ============      ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable ........................................................................     $    401,845      $  1,118,581
Accounts payable, related parties .......................................................          412,425           210,054
Accrued warranty ........................................................................          332,169           332,169
Accrued compensation and benefits .......................................................          272,312           257,398
Other accrued liabilities ...............................................................          340,174           771,502
Deferred revenue ........................................................................        1,064,292         1,306,563
Notes payable to Kontron AG .............................................................               --         6,937,700
                                                                                              ------------      ------------
           Total current liabilities ....................................................        2,823,217        10,933,967
                                                                                              ------------      ------------
LONG TERM LIABILITIES:
Notes payable to Kontron AG .............................................................        7,462,071                --
                                                                                              ------------      ------------
           Total long term liabilities ..................................................        7,462,071                --
                                                                                              ------------      ------------
Total liabilities .......................................................................       10,285,288        10,933,967
                                                                                              ------------      ------------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS' EQUITY (DEFICIT):
Series B Convertible Preferred Stock, $.001 par value, 4,250,000 shares authorized;
   4,250,000 issued and outstanding at December 31, 2002 and December 30, 2001 ..........            4,250             4,250
Series C Convertible Preferred Stock, $.001 par value, 500,000 shares authorized;
   500,000 issued and outstanding at December 31, 2002 and December 30, 2001 ............              500               500
Common stock, $.001 par value, 30,000,000 shares authorized; 14,952,926 issued
   and outstanding at December 31, 2002 and December 30, 2001 ...........................           14,953            14,953
Additional paid-in capital ..............................................................       32,551,972        32,551,972
Accumulated deficit .....................................................................      (36,440,765)      (36,589,487)
                                                                                              ------------      ------------
           Total shareholders' equity (deficit) .........................................       (3,869,090)       (4,017,812)
                                                                                              ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) ....................................     $  6,416,198      $  6,916,155
                                                                                              ============      ============

   The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF OPERATIONS

                                                                            FOR THE YEARS ENDED
                                                              ------------------------------------------------
                                                              DECEMBER 31,      DECEMBER 30,      DECEMBER 31,
                                                                  2002              2001              2000
                                                              ------------      ------------      ------------
Net Sales ...............................................     $ 12,225,137      $ 17,306,146      $ 15,695,581
 Cost of Sales ..........................................        6,694,759         9,486,877        17,389,626
                                                              ------------      ------------      ------------
     Gross profit (loss) ................................        5,530,378         7,819,269        (1,694,045)
                                                              ------------      ------------      ------------
Operating Expenses:
     Sales and marketing ................................        2,293,334         2,747,064         4,413,415
     General and administrative .........................        1,186,845         1,739,711         3,949,925
     Research and development ...........................        1,040,481         1,205,491         4,212,734
     Restructuring costs ................................               --                --           501,805
                                                              ------------      ------------      ------------
          Total operating expenses ......................        4,520,660         5,692,266        13,077,879
                                                              ------------      ------------      ------------
          Operating income (loss) .......................        1,009,718         2,127,003       (14,771,924)
Gain (loss) on foreign currency .........................         (169,222)          207,664                --
Interest expense, net ...................................         (691,774)       (1,274,607)       (1,764,760)
Other expense, net ......................................               --          (119,701)         (640,735)
                                                              ------------      ------------      ------------
Net income (loss) .......................................          148,722           940,359       (17,177,419)
Beneficial conversion feature applicable to preferred
   shareholders .........................................               --                --          (520,833)
                                                              ------------      ------------      ------------
Net income (loss) applicable to common shareholders .....     $    148,722      $    940,359      $(17,698,252)
                                                              ============      ============      ============

Basic and Diluted Income (Loss) Per Common Share:
Net income (loss) per common share ......................     $        .01      $        .06      $      (1.92)
                                                              ============      ============      ============
Basic weighted average common shares outstanding ........       14,952,926        14,945,293         9,240,580
                                                              ============      ============      ============
Diluted weighted average common shares outstanding ......       20,421,775        15,028,848         9,240,580
                                                              ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                                       TOTAL
                                            PREFERRED STOCK         COMMON STOCK        ADDITIONAL                  SHAREHOLDERS'
                                          --------------------   -------------------     PAID-IN     ACCUMULATED       EQUITY
                                           SHARES      AMOUNT      SHARES     AMOUNT     CAPITAL       DEFICIT       (DEFICIT)
                                          ----------  --------   ----------  --------  ------------  ------------   ------------
Balance January 2, 2000 .............             --        --    8,894,426  $  8,894  $ 21,226,081  $(19,831,594)  $  1,403,381

Issuance of Series B Convertible
  Preferred Stock, net of offering
  costs .............................      4,250,000  $  4,250           --        --     4,109,674            --      4,113,924
Issuance of Series C Convertible
  Preferred Stock, net of offering
  costs .............................        500,000       500           --        --       959,500            --        960,000
Beneficial conversion feature
  applicable to preferred
  shareholders ......................             --        --           --        --       520,833      (520,833)            --
Issuance of common stock, net of
  offering costs ....................             --        --    6,000,000     6,000     5,271,323            --      5,277,323
Issuance of warrants ................             --        --           --        --       437,500            --        437,500
Net loss ............................             --        --           --        --            --   (17,177,419)   (17,177,419)
                                          ----------  --------  -----------  --------  ------------  ------------   ------------
Balance, December 31, 2000 ..........      4,750,000     4,750   14,894,426    14,894    32,524,911   (37,529,846)    (4,985,291)

Exercise of stock options ...........             --        --       58,500        59        27,061            --         27,120
Net income ..........................             --        --           --        --            --       940,359        940,359
                                          ----------  --------  -----------  --------  ------------  ------------   ------------
Balance, December 30, 2001 ..........      4,750,000     4,750   14,952,926    14,953    32,551,972   (36,589,487)    (4,017,812)

Net income ..........................             --        --           --        --            --       148,722        148,722
                                          ----------  --------  -----------  --------  ------------  ------------   ------------
Balance, December 31, 2002 ..........      4,750,000  $  4,750   14,952,926  $ 14,953  $ 32,551,972  $(36,440,765)  $ (3,869,090)
                                          ==========  ========  ===========  ========  ============  ============   ============


   The accompanying notes are an integral part of these financial statements.

                            STATEMENTS OF CASH FLOWS

                                                                                                FOR THE YEARS ENDED
                                                                                 ------------------------------------------------
                                                                                 DECEMBER 31,      DECEMBER 30,      DECEMBER 31,
                                                                                     2002              2001              2000
                                                                                 ------------      ------------      ------------
OPERATING ACTIVITIES:
Net income (loss) .............................................................  $    148,722      $    940,359      $(17,177,419)
Adjustments to reconcile net income (loss) to net cash provided by (used for)
   operating activities--
     Depreciation and amortization ............................................       218,379           507,439           822,478
     Loss (gain) on foreign currency ..........................................       169,222          (207,664)               --
     Non-cash financing .......................................................            --           330,750           878,500
     Loss on disposal of property and equipment ...............................            --            30,144           254,116
     Changes in operating items:
          Accounts receivable .................................................      (182,555)          143,829         1,964,477
          Inventories .........................................................       216,013         1,296,367         2,026,021
          Prepaid expenses and other ..........................................       260,253           126,141           205,471
          Accounts payable ....................................................      (514,365)       (1,864,188)         (570,645)
          Accrued expenses ....................................................      (444,457)       (1,248,105)          793,854
          Deferred revenue ....................................................      (242,271)          567,569          (222,599)
                                                                                 ------------      ------------      ------------
     Net cash provided by (used for) operating activities .....................      (371,059)          622,641       (11,025,746)
                                                                                 ------------      ------------      ------------
INVESTING ACTIVITIES:
     Purchase of property and equipment .......................................       (54,818)          (23,861)         (302,250)
     Proceeds from sales of property and equipment ............................            --                --            34,200
                                                                                 ------------      ------------      ------------
     Net cash used for investing activities ...................................       (54,818)          (23,861)         (268,050)
                                                                                 ------------      ------------      ------------
FINANCING ACTIVITIES:
     Proceeds from (repayments of) notes to Kontron ...........................      (410,108)        3,933,781         3,211,583
     Net proceeds from forward contracts ......................................       793,300                --                --
     Proceeds from issuance of preferred stock ................................            --                --         5,073,924
     Repayment of subordinated notes ..........................................            --        (3,000,000)               --
     Proceeds from issuance of common stock ...................................            --            27,120         5,277,323
     Net line of credit repayments ............................................            --                --        (1,761,731)
     Payment of capitalized lease obligations .................................            --           (38,598)          (41,202)
                                                                                 ------------      ------------      ------------
     Net cash provided by financing activities ................................       383,192           922,303        11,759,897
                                                                                 ------------      ------------      ------------
CHANGE IN CASH AND CASH EQUIVALENTS ...........................................       (42,685)        1,521,083           466,101
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..................................     2,073,970           552,887            86,786
                                                                                 ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR ........................................  $  2,031,285      $  2,073,970      $    552,887
                                                                                 ============      ============      ============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest ........................................................  $  1,062,639      $  1,349,856      $    579,130
                                                                                 ============      ============      ============
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of warrants ..........................................................  $         --      $         --      $    437,500
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

     Kontron Mobile Computing's focus is to be a key provider of tools and services to facilitate field data acquisition, test and measurement, telemetry, mobile computing and communication applications through the partnership with value-added resellers. The markets for the Company's products consist of those businesses, armed forces, national and local governmental agencies and other entities that are seeking reliable mobile computing for field personnel and functions. The Company provides professional services including consulting services relating to product application, technical support, project management, product implementation and troubleshooting on post-installation questions. Software integration services, including loading and testing of multiple software applications, can be provided to relieve end users of the burden of installing software. On-site product training and consultation services tailored to customer requirements can also be provided.

     KONTRON AG EQUITY INVESTMENT. On June 29, 2000, the Company entered into a Purchase and Option Agreement with FWRKS Acquisition Corp., a wholly owned subsidiary of Kontron AG ("Kontron"). The agreement was amended on August 16, 2000. Under the amended agreement, Kontron acquired 6 million shares of common stock of the Company for a purchase price of $5.4 million. In addition, the option Kontron previously granted to Industrial-Works Holding Co., LLC, (IWHC), a wholly owned subsidiary of Glenmount International was amended. As amended, IWHC was granted an option to acquire 62,000 shares of Kontron in exchange for preferred shares of the Company that were convertible into 3.4 million shares of the Company common stock. Both of these matters were approved at a special shareholders meeting held on October 18, 2000 and adjourned to October 27, 2000 and the transactions were closed in December 2000. As a result, Kontron controls approximately 65% of the Company through 7,694,492 shares of common stock and 4,750,000 shares of Series B and C Preferred Convertible Stock convertible into 5,468,750 shares of common stock of the Company.

     SIGNIFICANT RISKS AND UNCERTAINTIES. In 2002, the Company's revenue decreased 29% compared to 2001 due to fewer large customer orders and general economic conditions. Even with the decreased sales, the Company was able to achieve profitability in the fiscal year. The Company realizes that continuous management of sales, gross margin and cash is necessary to improve liquidity. There can be no assurance that the Company will be successful in achieving these measures. Circumstances that are reasonably likely to affect liquidity include changes in technology, dependence on key customers, decrease in demand for the Company's products and reliance on Kontron for financing and research and development support.

     In 2003, one of the Company's focus areas is long-term growth by introducing new products that will further penetrate existing markets as well as new and growing markets. In 2002, the Company introduced three new products: an enhanced EnVoy with a Kontron-designed faster CPU module, the FieldWorks 8500 (FW8500) with enhanced features and performance based on another Kontron-designed CPU module, and a higher-brightness, lower-cost display for the EnVoy and 2000 Series III product lines. In early 2003, the Company is planning production of the ReVolution, marking the re-entry of the Company into the rugged notebook market. The Company continues to be focused on further cost reductions through on-going product re-design initiatives by Kontron worldwide mobile design teams.

     As in 2002, the Company intends to continue funding its own cash needs in 2003 without assistance from Kontron. To be successful, the Company will focus on increased sales and profitability, in addition to working capital management. In 2002, the Company incurred charges for interest expense to Kontron of approximately $723,000, relating to the note payable to Kontron. The Company intends to reduce this interest expense in 2003 by making a partial repayment of the note payable to Kontron as the funds are available. See Note 2 for additional discussion of note repayments.

     Kontron has provided the Company with a written agreement to provide financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through December 31, 2003, if necessary. As of December 31, 2002, Kontron controlled approximately 65% of the Company. The Company has a line of credit agreement with Kontron which allows for borrowings of up to 8.5 million Euros for operations ($8.8 million based on December 31, 2002 exchange rate.) As of December 31, 2002, borrowings under this agreement bear interest at 10% per annum (payable monthly). Prior to third quarter 2002, the note had no stated maturity date. Effective in third quarter 2002, the note was amended to establish a maturity date of

July 1, 2011. Because of this amendment, the note was reclassified from current to long-term in the September 30, 2002 balance sheet. Outstanding borrowings under this line of credit were approximately $7.5 million at December 31, 2002.

     In the first quarter of 2002, the Company repaid $1.0 million to Kontron, consisting of $620,000 in accrued interest and $388,000 in principal. In the second quarter of 2002, the Company repaid an additional $264,000 in accrued interest. In the third quarter of 2002, the Company repaid $200,000 to Kontron, consisting of $178,000 in accrued interest and $22,000 in principal. The Company has finalized a $750,000 line of credit with a commercial bank and if necessary, intends to use this line of credit to fund potential cash requirements in excess of its current cash flow projection. The line of credit expires May 15, 2003. There were no borrowings outstanding on this line of credit at December 31, 2002.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FISCAL YEAR. In 2002, the Company changed to a fiscal year ending on December 31. The Company believes that this change does not significantly affect the comparability of the financial statements. Prior to 2002, fiscal years ended on the Sunday closest to December 31st. All references herein to "2001" and "2000" represent the fiscal years ended December 30, 2001 and December 31, 2000 respectively, each of which were 52-week years.

     EARNINGS (LOSS) PER COMMON SHARE. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the fiscal year. Diluted earnings (loss) per share is computed under the treasury stock method and is calculated to compute the dilutive effect of potential common shares.

     A reconciliation of these amounts is as follows:

                                                                     2002             2001             2000
                                                                 ------------     ------------     ------------
Net income (loss) applicable to common shareholders ........     $    148,722     $    940,359     $(17,698,252)
                                                                 ============     ============     ============
Weighted average common shares outstanding .................       14,952,926       14,945,293        9,240,580
Dilutive potential common shares ...........................               99           83,555               --
Impact of convertible preferred shares .....................        5,468,750               --               --
                                                                 ------------     ------------     ------------
Weighted average common and dilutive shares outstanding ....       20,421,775       15,028,848        9,240,580
                                                                 ============     ============     ============
Basic earnings (loss) per share ............................     $        .01     $        .06     $      (1.92)
                                                                 ============     ============     ============
Diluted earnings (loss) per share ..........................     $        .01     $        .06     $      (1.92)
                                                                 ============     ============     ============

     Potential common shares of 4,605,451, 9,916,450 and 10,473,854 related to options, warrants and convertible preferred stock were excluded from the computation of diluted earnings (loss) per share for 2002, 2001 and 2000 as inclusion of these shares would have been antidilutive.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents consist of amounts held in the Company's checking accounts and money market funds with original maturities of 90 days or less. The carrying value of these instruments approximates fair value.

     INVENTORIES. Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method.

      The components of inventories were:

                                                    DECEMBER 31,     DECEMBER 30,
                                                        2002             2001
                                                    ------------     ------------
            Raw materials .....................     $    626,560     $    556,823
            Work in process ...................           59,962          140,899
            Finished goods ....................          288,741          493,554
                                                    ------------     ------------
                 Total ........................     $    975,263     $  1,191,276
                                                    ============     ============

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

     As required under Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45) (see "Accounting Pronouncements" below), the following table presents the changes in the Company's warranty liability for the year ended December 31, 2002:

                                              Actual Warranty       Amounts Charged
                    Beginning Balance            Costs Paid            to Expense       Ending Balance
                    -----------------         ---------------       ---------------     --------------
                        $332,169                $(170,084)            $170,084             $332,169

     REVENUE RECOGNITION. The Company generally recognizes sales upon shipment of its products. In certain limited situations, at the customer's written request, the Company enters into bill and hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. The Company recognizes revenues associated with bill and hold arrangements when the product is complete, ready to ship, and all bill and hold revenue recognition criteria have been met. Accruals for sales returns and allowances are provided at the time of shipment based on experience. Service revenue, including non-warranty work and related parts sales, is recognized as earned. Extended warranty contracts are offered, generally as a separately priced arrangement with the customer. Revenues related to extended warranties are recorded as deferred revenue and recognized ratably over the term of the related agreements.

     SIGNIFICANT CUSTOMERS. Sales to the United States Army represented 15% of net sales in 2002 and 28% of net sales in 2001. Sales to John Deere Information Systems represented 11% of net sales in fiscal year 2000.

     RESEARCH AND DEVELOPMENT. Research and development costs are charged to expense as incurred.

     CONCENTRATIONS OF CREDIT RISK. At December 31, 2002, two large, well-established customers made up 74% of the outstanding accounts receivable balance. All amounts due on these balances were collected subsequent to year-end. The Company's exposure to concentrations of credit risk relates primarily to trade receivables. This exposure is limited due to the large number of customers and their dispersion across several vertical markets and geographies. The Company controls potential credit risk by performing credit evaluations for all customers and requires letters of credit, bank guarantees and advance payments, if deemed necessary.

     USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods presented. Estimates are used for such items as allowances for doubtful accounts, inventory write-downs, useful lives of property and equipment, warranty costs and income tax valuation allowances. Ultimate results could differ from those estimates.

     ACCOUNTING PRONOUNCEMENTS. In June 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 establishes accounting and disclosure requirements for a company's obligations under certain guarantees that it has issued. A guarantor is required to recognize a liability for the obligation it has undertaken in issuing a guarantee, including the ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also requires expanded disclosure of information related to product warranty amounts recorded in the financial statements. The disclosure provisions are effective for interim and annual periods ending after December 15, 2002, and are included within Note 2.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment to SFAS No. 123. This standard provides alternative methods of transition for any voluntary changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new disclosure requirements are effective for annual periods ending after December 15, 2002 and will be effective for interim periods beginning after December 15, 2002. The annual requirements are included within Notes 2 and 6 and the interim requirements will be adopted in the Company's fiscal quarter ending March 31, 2003.

     The Company applies the intrinsic value method described in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying statements of operations. The following table illustrates the effect on net income (loss) and net income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

                                                                                  2002              2001              2000
                                                                              ------------      ------------      ------------
       Net income (loss), as reported ...................................     $    148,722      $    940,359      $(17,698,252)
       Deduct:  Total stock-based employee compensation expense
             determined under fair value based method for all awards ....          (42,066)          (29,642)         (398,441)
                                                                              ------------      ------------      ------------

       Pro forma net income (loss) ......................................     $    106,656      $    910,717      $(18,096,693)
                                                                              ============      ============      ============

       Net income (loss) per share:
             Basic and diluted - as reported ............................     $        .01      $        .06      $      (1.92)
             Basic and diluted - pro forma ..............................              .01               .06             (1.96)

     FOREIGN CURRENCY TRANSACTIONS. As described in Note 4, the Company's credit agreements with Kontron allow for borrowings which are payable in Euros.

     In the second quarter of 2001, the Company began utilizing foreign currency forward contracts to protect against significant fluctuations in net income
(loss) caused by changes in Euro exchange rates. The Company's practice is to enter into a forward contract at the beginning of each quarter and settle the contract at the end of the quarter. The Company records gains and losses on these derivative contracts (which are not designated as hedging instruments for accounting purposes) in net income (loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Derivatives and Hedging Activities," and also marks the related debt instrument to market under SFAS No. 52, "Foreign Currency Translation." These gain (loss) amounts are included in the net foreign currency loss of $169,222 recorded in 2002 and the net foreign currency gain of $207,664 recorded in 2001. As of December 31, 2002, the Company's forward contract arrangements allowed the Company to hedge up to
7.0 million Euros.

     RELATED PARTY TRANSACTIONS. The Company sells certain products to Kontron and the Kontron group of companies for further resale outside North America. These sales were approximately $1.1 million in 2002 and $1.3 million in 2001. The Company also buys products from these related entities for further resale within North America. These purchases were approximately $2.0 million in 2002 and $0.8 million in 2001. The Company and the Kontron group of companies are operating under agreements regarding the sales and purchases from each other. Such transactions are in the normal course of business at negotiated prices comparable to similar transactions with other customers and suppliers. Management believes the transactions with Kontron and the Kontron group of companies are at arms length and are under terms no less favorable to the Company than those with other customers or suppliers.

     Included in the financial statements are approximately $119,900 and $118,500 of related party receivables and approximately $412,400 and $210,000 of related party payables as of December 31, 2002 and December 30, 2001, respectively.

     The Company has a credit line agreement with Kontron to provide up to 8.5 million Euros for operations ($8.8 million based on December 31, 2002 exchange rate). Borrowings under this agreement bear interest at 10% per annum (payable monthly). The maturity date of the note is July 1, 2011. Outstanding borrowings under this line of credit were approximately $7.5 million at December 31, 2002. On February 27, 2003, the Company repaid $2.0 million to Kontron; however, there can be no assurance that additional repayments will be possible.

3.   INCOME TAXES

     The Company accounts for income taxes under the liability method, which requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences under enacted tax laws of temporary differences between the financial reporting and tax bases of assets and liabilities.

     A reconciliation of the Company's statutory tax rate to the effective rate is as follows:

                                                                   2002         2001         2000
                                                                 --------     --------     --------
            Federal statutory rate .........................           34%          34%          34%
            State taxes, net of federal tax benefit ........            4%           4%           4%
            Valuation allowance ............................          (38)%        (38)%        (38)%
                                                                 --------     --------     --------
                 Total .....................................           --%          --%          --%
                                                                 ========     ========     ========

     As of December 31, 2002, the Company had approximately $30 million of net operating loss carryforwards for federal income tax purposes that are available to offset future taxable income through the year 2022. These carryforwards will be subject to an annual limitation as a result of a deemed change in ownership under the tax regulations at the time of the Kontron transaction in December 2000.

     The components of the Company's deferred tax asset are as follows:

                                                                          2002              2001
                                                                      ------------      ------------
            Net operating loss and tax credit carryforwards .....     $ 11,864,000      $ 11,511,000
            Inventory valuation .................................          826,000                --
            Other timing differences ............................        1,353,000         2,576,000
            Valuation allowance .................................      (14,043,000)      (14,087,000)
                                                                      ------------      ------------
                 Total ..........................................     $         --      $         --
                                                                      ============      ============


     A full valuation allowance has been established to offset the deferred tax assets, as management currently believes that it is more likely than not that the benefit will not be realized.


4.   LINE OF CREDIT AND SUBORDINATED NOTES PAYABLE

     KONTRON AG LINE OF CREDIT. The Company has a line of credit agreement with Kontron which allows for borrowings of up to 8.5 million Euros for operations ($8.8 million based on December 31, 2002 exchange rate.) As of December 31, 2002, borrowings under this agreement bear interest at 10% per annum (payable monthly). Prior to third quarter 2002, the note had no stated maturity date. Effective in third quarter 2002, the note was amended to establish a maturity date of July 1, 2011. Because of this amendment, the note was reclassified from current to long-term in the September 30, 2002 balance sheet. Outstanding borrowings under this line of credit were approximately $7.5 million at December 31, 2002.

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


5.     SHAREHOLDERS' EQUITY

     Warrants to purchase 2,337,501 and 2,556,251 shares of the Company's common stock were outstanding at December 31, 2002 and December 30, 2001. The warrants are exercisable at various times through February 2007 at prices ranging from $1.00 to $2.00.

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


6.   STOCK OPTION AND 401(k) PLANS

     STOCK OPTION PLAN. The Company has a Long-Term Incentive and Stock Option Plan (the Plan). Under the Plan, options are granted at an exercise price equal to the fair market value of the common stock at the date of grant. Incentive stock options are granted to employees, and vest over varying periods not to exceed ten years. The Plan is authorized to issue up to 2,500,000 shares of common stock for such options. At December 31, 2002 and December 30, 2001, 283,627 and 610,127 shares were available for future grants.

     The Company also has a Non-Employee Directors' Stock Option Plan (the Directors' Plan). Under the Directors' Plan, each non-employee director receives 25,000 nonqualified options upon election and 10,000 options at each reelection date. At December 31, 2002 and December 30, 2001, 87,500 and 137,500 shares were available for future grants.

     On August 4, 1999, the Board of Directors approved the repricing of all outstanding incentive stock options for non-director employees with an exercise price greater than $1.25. The new exercise price of such options is $1.25, an amount greater than the fair market value of the Company's common stock on that date. A total of 819,050 options with exercise prices of $1.53 to $6.40 were cancelled and reissued under the terms described above. The Company is required to account for these repriced options under variable plan accounting. No compensation charge was recognized in 2002, 2001 or 2000, as the market value of the Company's common stock was less than the exercise price for these options.

     Shares subject to option are summarized as follows:

                                          INCENTIVE     WEIGHTED AVERAGE   NON-QUALIFIED  WEIGHTED AVERAGE
                                        STOCK OPTIONS    EXERCISE PRICE    STOCK OPTIONS   EXERCISE PRICE
                                        -------------    --------------    -------------   --------------
Balance January 2, 2000 ...........        1,295,550      $       1.69          560,250      $       3.63
     Options granted ..............        1,195,550              1.07          523,500              1.40
     Options canceled .............       (1,356,150)             1.69          (82,500)             2.27
     Options exercised ............               --                --               --                --
                                        ------------      ------------     ------------      ------------
Balance, December 31, 2000 ........        1,134,950              1.05        1,001,250              2.58
     Options granted ..............           31,500               .73          110,000               .72
     Options canceled .............         (327,750)             1.34               --                --
     Options exercised ............          (50,000)              .42           (8,500)              .72
                                        ------------      ------------     ------------      ------------
Balance, December 30, 2001 ........          788,700               .96        1,102,750              2.41
     Options granted ..............          423,250               .82           50,000               .63
     Options canceled .............          (96,750)             1.01               --                --
     Options exercised ............               --                --               --                --
                                        ------------      ------------     ------------      ------------
Balance, December 31, 2002 ........        1,115,200      $        .90        1,152,750      $       2.33
                                        ============      ============     ============      ============

Options exercisable at:
     December 31, 2000 ............           87,575              1.12          681,615              2.72
     December 30, 2001 ............           67,530              1.28          752,000              2.60
     December 31, 2002 ............          335,970               .88          907,950              2.63

     Additional information regarding options outstanding at December 31, 2002 is as follows:

                                                                                                      WEIGHTED AVERAGE
                                                        NUMBER         EXERCISE    WEIGHTED AVERAGE       REMAINING
            TYPE OF OPTION                            OF OPTIONS     PRICE RANGE    EXERCISE PRICE    CONTRACTUAL LIFE
            --------------                           ------------    -----------   ----------------   ----------------
            Incentive............................        645,250     $0.32-$1.00         $ 0.68          5.68 years
            Incentive............................        469,950       1.01-1.88           1.16          2.34 years
                                                     -----------
                                                       1,115,200
                                                     ===========

            Nonqualified.........................        886,250       0.72-3.00           1.33          5.18 years
            Nonqualified.........................         95,500       3.01-5.00           4.54          4.05 years
            Nonqualified.........................        171,000       5.01-6.50           6.24          1.42 years
                                                     -----------
                                                       1,152,750
                                                     ===========


     The weighted average fair values of options granted were as follows:

                                                                                         INCENTIVE     NONQUALIFIED
                                                                                       STOCK OPTIONS   STOCK OPTIONS
                                                                                       -------------   -------------
            2002 grants............................................................      $ 0.82          $ 0.66
            2001 grants............................................................        0.72            0.74
            2000 grants............................................................        1.14            1.54

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000:

                                                                                        2002      2001       2000
                                                                                        ----      ----       ----
            Risk-free interest rate................................................     4.35%      5.32%     6.10%
            Expected life of incentive options.....................................   7 years    7 years   7 years
            Expected life of nonqualified options..................................  10 years   10 years   8 years
            Expected volatility....................................................      156%       150%      186%
            Expected dividend yield................................................      --         --        --

     401(k) PROFIT-SHARING PLAN. The Company has a 401(k) profit-sharing plan (the 401(k) Plan) covering substantially all employees. Eligible employees may elect to defer up to 15% of their eligible compensation. The Company accrues matching contributions of 50% on the first 4% of each plan participant's eligible contributions. The Company's matching contributions were $38,500, $40,500 and $51,600 for 2002, 2001 and 2000, respectively.


7.   COMMITMENTS AND CONTINGENCIES

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

     As of August 2002, the sublessee in the larger space notified the Company that it was unable to meet its full rent obligation. The Company agreed to accept a demand promissory note for each month that the sublessee paid short, bearing simple interest at the rate of 12% per annum, compounded monthly. As of December 31, 2002, the Company has accepted promissory notes of approximately $42,700, for which a full reserve has been recorded due to uncertainty of collection.

     Total rental payments to be received over the term of the non-cancelable sublease agreement, assuming payment in full, will be $742,000. Rent expense associated with operating leases was $512,000, $496,600 and $485,400 for 2002, 2001 and 2000, respectively. The Company does not have any capital leases as of December 31, 2002.

     The following is a schedule of future minimum operating lease payments as of December 31, 2002:

      2003 ......................................  $501,000
      2004 ......................................   449,000
      2005 ......................................         0

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


     8.  SEGMENT REPORTING

     Based on the requirements of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has determined that development and sale of rugged portable computing solutions is its only reportable segment.

     Sales by geographic locations were as follows:

                                                               2002             2001             2000
                                                           ------------     ------------     ------------
United States ..........................................   $ 10,595,000     $ 14,875,000     $ 13,396,000
Europe .................................................        855,000        1,865,000        1,469,000
Americas (excluding United States) .....................        574,000          301,000           95,000
Asia ...................................................        184,000          118,000          159,000
Middle East/Africa .....................................         17,000           85,000          236,000
Australia ..............................................              *           61,000            4,000
Russia .................................................              *            1,000          337,000
                                                           ------------     ------------     ------------
                                                           $ 12,225,000     $ 17,306,000     $ 15,696,000
                                                           ============     ============     ============

         * Denotes less than $1,000 in sales


     Sales by product line were as follows:

                                         2002                2001                2000
                                     ------------        ------------        ------------
8000 Series ....................     $  6,365,000        $  7,770,000        $  5,313,000
2000 Series ....................        2,879,000           5,905,000           4,796,000
EnVoy ..........................        1,520,000(1)        2,235,000(1)               --

Field Lite .....................          599,000(2)          248,000(2)               --

IN Rave ........................          119,000(2)           89,000(2)               --

Power Lite .....................          256,000(2)           13,000(2)               --

7000 Series ....................               --(3)               --(3)        1,826,000(3)
5000 Series ....................          487,000(4)        1,046,000(4)        3,761,000(4)
                                     ------------        ------------        ------------
                                     $ 12,225,000        $ 17,306,000        $ 15,696,000
                                     ============        ============        ============

--------------

(1) The EnVoy product was introduced in 2001.

(2) The Field Lite, IN Rave and Power Lite are Kontron products. The Company began marketing these products in 2001.

(3) The 7000 Series product was discontinued and replaced with the 8000 Series product in fiscal year 2000.

(4) The 5000 Series product was discontinued in fiscal year 2000. Revenues in 2001 and 2002 related to sales of remaining units on hand.

     All of the Company's long-lived assets are located in the United States.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Kontron Mobile Computing, Inc.:

We have audited the accompanying balance sheet of Kontron Mobile Computing, Inc. as of December 31, 2002, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2002 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit. The financial statements and financial statement schedules of the Company for the years ended December 30, 2001 and December 31, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedules in their report dated February 11, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Kontron Mobile Computing, Inc. as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects, the information set forth therein as of December 31, 2002, and for the year then ended.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
January 24, 2003
(February 27, 2003 as to the last sentence of Note 2)

THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS ANNUAL REPORT.



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


ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
February 11, 2002

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                  Additions    Deductions-    Deductions-   Balance at
Fiscal                                           Balance at        Charged      Write-Offs     Reduction      End of
Year                                          Beginning of Year   to Expense   of Accounts   in Allowance      Year
------                                        -----------------   ----------   -----------   ------------   ----------
2002      Allowance for Doubtful Accounts         $ 317,200               --      $ 73,600     $ 116,400     $ 127,200

2001      Allowance for Doubtful Accounts           334,100        $ 132,700       149,600            --       317,200
          Accrued Restructuring Costs                44,300               --        44,300            --            --

2000      Allowance for Doubtful Accounts           259,600          132,500        58,000            --       334,100
          Accrued Restructuring Costs               230,000          390,900       576,600            --        44,300