Form 10-Q
period 2003-03-31
KONTRON MOBILE COMPUTING INC
filed 2003-05-15
CIK 912643

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

For the quarterly period ended March 31, 2003

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

Yes  [X]     No   [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes   [ ]    No    [X]

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of May 6, 2003 was 14,952,926.

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         KONTRON MOBILE COMPUTING, INC.
                                 BALANCE SHEETS


                                                                                         MARCH 31,     DECEMBER 31,
                                                                                           2003            2002
                                                                                       ------------    ------------
                                                                                        (UNAUDITED)
                                            ASSETS
CURRENT ASSETS:
Cash and cash equivalents ..........................................................   $  1,345,700    $  2,031,285
Accounts receivable, net of allowance for doubtful accounts of $133,500
    and $127,200 ...................................................................        859,002       3,015,258
Accounts receivable, related parties ...............................................         89,799         119,919
Inventories ........................................................................      1,356,936         975,263
Prepaid expenses and other .........................................................        104,236          54,269
                                                                                       ------------    ------------
           Total current assets ....................................................      3,755,673       6,195,994
                                                                                       ------------    ------------

Property and Equipment:
   Computers and equipment .........................................................      1,163,624       1,163,624
   Furniture and fixtures ..........................................................        800,706         800,706
   Leasehold improvements ..........................................................        346,099         346,099
   Less: Accumulated depreciation and amortization .................................     (2,164,666)     (2,129,623)
                                                                                       ------------    ------------
       Property and equipment, net .................................................        145,763         180,806
Deposits and Other Assets, net .....................................................         44,027          39,398
                                                                                       ------------    ------------
TOTAL ASSETS .......................................................................   $  3,945,463    $  6,416,198
                                                                                       ============    ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable ...................................................................   $    225,655    $    401,845
Accounts payable, related parties ..................................................        396,276         412,425
Accrued warranty ...................................................................        283,000         332,169
Accrued compensation and benefits ..................................................         54,047         272,312
Other accrued liabilities ..........................................................        116,451         340,174
Deferred revenue, short-term .......................................................        743,397         797,658
                                                                                       ------------    ------------
       Total current liabilities ...................................................      1,818,826       2,556,583
                                                                                       ------------    ------------
LONG TERM LIABILITIES:
Notes payable to Kontron AG ........................................................      6,138,330       7,462,071
Deferred revenue, long-term ........................................................        158,400         266,634
                                                                                       ------------    ------------
       Total long term liabilities .................................................      6,296,730       7,728,705
                                                                                       ------------    ------------
Total Liabilities ..................................................................      8,115,556      10,285,288
                                                                                       ------------    ------------

SHAREHOLDERS' EQUITY (DEFICIT):
Series B Convertible Preferred Stock, $.001 par value, 4,250,000 shares authorized;
   4,250,000 issued and outstanding at March 31, 2003 ..............................          4,250           4,250
Series C Convertible Preferred Stock, $.001 par value, 500,000 shares authorized;
   500,000 issued and outstanding at March 31, 2003 ................................            500             500
Common stock, $.001 par value, 30,000,000 shares authorized;
   14,952,926 issued and outstanding for both periods ..............................         14,953          14,953
Additional paid-in capital .........................................................     32,551,972      32,551,972
Accumulated deficit ................................................................    (36,741,768)    (36,440,765)
                                                                                       ------------    ------------
           Total shareholders' equity (deficit) ....................................     (4,170,093)     (3,869,090)
                                                                                       ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) ...............................   $  3,945,463    $  6,416,198
                                                                                       ============    ============



   The accompanying notes are an integral part of these financial statements.

                         KONTRON MOBILE COMPUTING, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                        ------------------------------------
                                                               2003            2002
                                                               ----            ----
Net Sales ............................................     $  2,126,710    $  3,156,371
Cost of Sales ........................................        1,202,676       1,664,846
                                                           ------------    ------------
     Gross profit ....................................          924,034       1,491,525
                                                           ------------    ------------
Operating Expenses:
     Sales and marketing .............................          441,909         582,622
     General and administrative ......................          280,322         305,034
     Research and development ........................          290,837         220,327
                                                           ------------    ------------
          Total operating expenses ...................        1,013,068       1,107,983
                                                           ------------    ------------
          Operating income (loss) ....................          (89,034)        383,542
Loss on foreign currency .............................          (54,005)        (26,626)
Interest expense, net ................................         (157,964)       (183,311)
                                                           ------------    ------------
Net income (loss) applicable to common shareholders ..     $   (301,003)   $    173,605
                                                           ============    ============


Basic and Diluted Income (Loss) Per Common Share:
Net income (loss) per common share ...................     $       (.02)   $        .01
                                                           ------------    ------------
Basic weighted average common shares outstanding .....       14,952,926      14,952,926
                                                           ============    ============
Diluted weighted average common shares outstanding ...       14,952,926      15,020,941
                                                           ============    ============


   The accompanying notes are an integral part of these financial statements.

                         KONTRON MOBILE COMPUTING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                                    ------------------------------------
                                                                            2003          2002
                                                                            ----          ----
OPERATING ACTIVITIES:
Net income (loss) ................................................      $  (301,003)   $   173,605
Adjustments to reconcile net income (loss) to net cash provided by operating activities--
     Depreciation and amortization ...............................           35,043         77,758
     Loss on foreign currency ....................................           54,005         26,626
     Changes in operating items:
          Accounts receivable ....................................        2,186,376      1,495,158
          Inventories ............................................         (381,673)       (89,565)
          Prepaid expenses and other .............................          (54,596)        65,062
          Accounts payable .......................................         (192,339)      (705,544)
          Accrued expenses .......................................         (506,740)      (683,407)
          Deferred revenue .......................................         (162,495)       (25,895)
                                                                        -----------    -----------
     Net cash provided by operating activities ...................          676,578        333,798
                                                                        -----------    -----------
INVESTING ACTIVITIES:
     Purchase of property and equipment ..........................               --        (33,818)
                                                                        -----------    -----------
FINANCING ACTIVITIES:
     Repayments of notes to Kontron AG ...........................       (1,655,349)      (622,716)
     Net proceeds from forward contracts .........................          293,186             --
                                                                        -----------    -----------
     Net cash used for financing activities ......................       (1,362,163)      (622,716)
                                                                        -----------    -----------
CHANGE IN CASH AND CASH EQUIVALENTS ..............................         (685,585)      (322,736)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...................        2,031,285      2,073,970
                                                                        -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........................      $ 1,345,700    $ 1,751,234
                                                                        ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest ...........................................      $   344,651    $   193,879
                                                                        ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

     The accompanying unaudited financial statements of Kontron Mobile Computing, Inc. ("Kontron Mobile Computing" or "the Company") should be read in conjunction with the financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2002. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.


2.   INVENTORIES:

     Inventories are stated at the lower of cost, as determined by the first-in, first-out cost method, or market value.

     The components of inventories were:

                          MARCH 31,    DECEMBER 31,
                            2003          2002
                            ----          ----
Raw materials .....       $  874,132   $  626,560
Work in process ...          201,260       59,962
Finished goods ....          281,544      288,741
                          ----------   ----------
     Total ........       $1,356,936   $  975,263
                          ==========   ==========


3.   FINANCING:

     Kontron AG ("Kontron") has provided the Company with a written agreement to provide financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through December 31, 2003, if necessary. The Company has a line of credit agreement with Kontron which allows for borrowings of up to 8.5 million Euros for operations ($9.2 million based on March 31, 2003 exchange rate.) As of March 31, 2003, borrowings under this agreement bear interest at 8% per annum (payable monthly). Outstanding borrowings under this line of credit were approximately $6.1 million at March 31, 2003. In the first quarter of 2003, the Company repaid $2.0 million to Kontron, consisting of $1,655,000 in principal and $345,000 in accrued interest.

4.   FOREIGN CURRENCY TRANSACTIONS:

     The Company's credit agreements with Kontron allow for borrowings which are payable in Euros. In the second quarter of 2001, the Company began utilizing foreign currency forward contracts to protect against significant fluctuations in net income (loss) caused by changes in Euro exchange rates. The Company's practice is to enter into a forward contract at the beginning of each quarter and settle the contract at the end of the quarter. The Company records gains and losses on these derivative contracts (which are not designated as hedging instruments for accounting purposes) in net income (loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Derivatives and Hedging Activities," and also marks the related debt instrument to market under SFAS No. 52, "Foreign Currency Translation." For the quarter ended March 31, 2003, the Company recorded a loss of $54,005. As of March 31, 2003, the Company entered into a new forward contract whereby the Company can hedge up to 5.7 million Euros.

     The Company currently has no other balances or transactions conducted in a foreign currency.

5.   ACCOUNTING PRONOUNCEMENTS:

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 establishes accounting and disclosure requirements for a company's obligations under certain guarantees that it has issued. A guarantor is required to recognize a liability for the obligation it has undertaken in issuing a guarantee, including the ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45 also requires expanded disclosure of information related to product warranty amounts recorded in the financial statements. The disclosure provisions are effective for interim and annual periods ending after December 15, 2002.

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

     As required under Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), the following table presents the changes in the Company's warranty liability for the quarter ended March 31, 2003:

                                    Actual Warranty       Amounts Charged
          Beginning Balance            Costs Paid            to Expense       Ending Balance
          -----------------            ----------            ----------       --------------
              $332,169                  $(64,064)             $14,895             $283,000

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosures about an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

     The Company has adopted the disclosure provisions of SFAS No. 148. Accordingly, under the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock option plans. In accordance with APB 25, no compensation expense was recognized as the exercise price of the Company's stock options was equal to the market price of the underlying stock on the date of grant and the exercise price and number of shares subject to grant were fixed. If the Company had elected to recognize compensation expense based on the fair value of the options granted at the date of grant and in respect to shares issuable under the Company's equity compensation plans as prescribed by SFAS No. 123, net income and diluted earnings per share using the Black-Scholes option-pricing model would have been reduced to the pro forma amounts indicated in the table below:


                                                                                     March 31,
                                                                                     ---------
                                                                                2003           2002
                                                                                ----           ----
       Net income (loss), as reported....................................     $ (301,003)     $ 173,605
       Deduct:  Total stock-based employee compensation expense
             determined under fair value based method for all awards.....           (581)            --
                                                                              ----------      ---------

       Pro forma net income (loss).......................................     $ (301,584)     $ 173,605
                                                                              ===========     =========

       Net income (loss) per share:
             Basic and diluted - as reported.............................     $     (.02)     $     .01
             Basic and diluted - pro forma...............................           (.02)           .01

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "expects," "intends," "estimates," "should," "may" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of new products, market acceptance of new products and services, technological obsolescence, dependence on third-party manufacturers and suppliers, risks associated with the Company's dependence on proprietary technology and the long customer sales cycle. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. The Company's forward-looking statements are qualified in their entirety by the cautions and risk factors set forth under the "Cautionary Statement" filed as Exhibit 99.1 to its Form 10-K for the year ended December 31, 2002.


OPERATING RESULTS

     The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:


                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                         -----------------------------------
                                                                  2003       2002
                                                                  ----       ----
Net sales ..............................................          100 %      100 %
Cost of sales ..........................................           57         53
                                                                  ---        ---
     Gross profit ......................................           43         47
Operating expenses:
     Sales and marketing ...............................           21         18
     General and administrative ........................           13         10
     Research and development ..........................           14          7
                                                                  ---        ---
          Total operating expenses .....................           48         35
                                                                  ---        ---
Operating income (loss) ................................           (5)        12
Loss on foreign currency ...............................           (2)        (1)
Interest expense, net ..................................           (7)        (5)
                                                                  ---        ---
Net income (loss) applicable to common shareholders ....          (14)%        6%
                                                                  ===        ===

     Net Sales. The Company's net sales decreased $1.0 million, or 33%, to $2.1 million in the first quarter of 2003 from $3.2 million in the first quarter of 2002. The decrease was due to the inability to ship two large orders due to a delay in receiving parts from a supplier.

     The Company continues to target key vertical markets, including government, military, public services, utilities and other field service organizations. Sales to Kontron, for further resale outside North America, accounted for 13% of net sales in the first quarter of 2003. No customers accounted for greater than 10% of net sales in the first quarter of 2002.

     International sales decreased to $0.4 million for the first quarter of 2003 from $0.5 million for the first quarter in 2002. As a percentage of net sales, international sales were 20% for the first quarter of 2003 and 15% for the first quarter of 2002. The majority of international sales, 64% and 78%, for the first quarter of 2003 and 2002, respectively, were in Europe. The Company believes that international sales as a percentage of net sales for the year 2003 will be in the low- to mid-teen % range with little impact on the Company's results of operations and liquidity. The Company records all sales in U.S. Dollars.

     Gross Margin. Gross margin decreased to $0.9 million, or 43% of net sales, for the first quarter of 2003 from $1.5 million, or 47% of net sales for the first quarter of 2002. The decrease in gross margin percentage is due to sales of some remaining discontinued 5000 Series products in the first quarter of 2002 at a high margin due to the inventory previously being written down to the estimated net realizable value, with no comparable sales in the first quarter of 2003. The Company's gross margin will fluctuate as a result of a number of factors, including mix of products sold, inventory obsolescence, the proportion of international sales, large customer contracts (with the associated volume discounts) and other manufacturing expenses.

     Sales and Marketing. Sales and marketing expenses include salaries, incentive compensation, commissions, travel, trade shows, technical support and professional services personnel and general advertising and promotion. These expenses also include the labor and material costs related to maintaining the Company's standard one-year warranty program on all products with the exception of ReVolution which has a three-year limited warranty on some components and a one-year warranty on some devices and accessories. Sales and marketing expenses decreased to $0.4 million for the first quarter of 2003 compared to $0.6 million for the first quarter of 2002. As a percentage of net sales, sales and marketing expenses increased to 21% for the first quarter of 2003 from 18% for the first quarter of 2002. The decreased dollars are due to lower sales commissions paid on lower revenue. The increased percentage is due to lower revenue over which to allocate the costs, other than commissions.

     General and Administrative. General and administrative expenses include the Company's executive, finance, information services and human resources departments. These expenses remained constant at $0.3 million for the first quarters of 2003 and 2002. As a percentage of net sales, general and administrative expenses increased to 13% for the first quarter of 2003 from 10% for the first quarter of 2002. The increased percentage is due to lower revenue over which to allocate the costs.

     Research and Development. Research and development expenses are incurred in the design, development and testing of new or enhanced products, services and customized computing platforms. All research and development costs are expensed as incurred. Research and development expenses increased to $0.3 million in the first quarter of 2003 from $0.2 million for the first quarter of 2002. As a percentage of net sales, research and development expenses increased to 14% for the first quarter of 2003 from 7% for the first quarter of 2002. The difference from 2002 to 2003 is due to an engineering adjustment that occurred in first quarter 2002. The increased percentage is due to lower revenue over which to allocate the costs.

     Loss on Currency Conversion. The Company's credit agreements with Kontron allow for borrowings which are payable in Euros. In the second quarter of 2001, the Company began utilizing foreign currency forward contracts to protect against significant fluctuations in net income (loss) caused by changes in Euro exchange rates. The Company's practice is to enter into a forward contract at the beginning of each quarter and settle the contract at the end of the quarter. The Company records gains and losses on these derivative contracts (which are not designated as hedging instruments for accounting purposes) in net income
(loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Derivatives and Hedging Activities," and also marks the related debt instrument to market under SFAS No. 52, "Foreign Currency Translation." For the quarter ended March 31, 2003, the Company recorded a loss on currency conversion of $54,005. As of March 31, 2003, the Company entered into a new forward contract whereby the Company can hedge up to 5.7 million Euros.

     The Company currently has no other balances or transactions conducted in a foreign currency.

     Interest Expense, Net. Net interest expense was approximately $158,000 for the first quarter of 2003 compared to net interest expense of $183,300 for the comparable period in 2002. The decrease in interest expense is due to the reduction of the interest rate of the Kontron note payable from 10% to 8%, effective March 1, 2003, in addition to a reduction of the principal balance, due to a $1,655,000 repayment made in February 2003.

LIQUIDITY AND CAPITAL RESOURCES

     In 2003, one of the Company's focus areas is long-term growth by introducing new products that will further penetrate existing markets as well as new and growing markets. In the first quarter of 2003, the Company began shipping the ReVolution, marking the re-entry of the Company into the rugged notebook market. The Company continues to be focused on further cost reductions through on-going product re-design initiatives by Kontron worldwide mobile design teams. The Company realizes that continuous management of sales, gross margin and cash is necessary to improve liquidity. There can be no assurance that the Company will be successful in achieving these measures. Circumstances that are reasonably likely to affect liquidity include changes in technology, dependence on key customers, decrease in demand for the Company's products and reliance on Kontron for financing and research and development support.

     As in 2002, the Company intends to continue funding its own cash needs in 2003 without assistance from Kontron. To be successful, the Company will focus on increased sales and profitability, in addition to working capital management. The Company intends to reduce interest expense in 2003 by making partial repayments of the note payable to Kontron as funds are available, in addition to the reduction of the interest rate of the Kontron note payable from 10% to 8%, effective March 1, 2003. During the first quarter of 2003, the Company repaid $2.0 million to Kontron, consisting of $1,655,000 in principal and $345,000 in accrued interest. However, there can be no assurance that additional repayments will be possible.

     Kontron has provided the Company with a written agreement to provide financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through December 31, 2003, if necessary. As of March 31, 2003, Kontron controlled approximately 65% of the Company. The Company has a line of credit agreement with Kontron which allows for borrowings of up to 8.5 million Euros for operations ($9.2 million based on March 31, 2003 exchange rate.) As of March 31, 2003, borrowings under this agreement bear interest at 8% per annum (payable monthly). Outstanding borrowings under this line of credit were approximately $6.1 million at March 31, 2003.

     After re-paying $2.0 million to Kontron in the first quarter, the Company had $1.3 million in cash and cash equivalents at March 31, 2003. The Company will continue to monitor its cash balance and cash flow needs through the year. Based in part upon the Company's current budget projections for the balance of 2003, the Company believes it will have sufficient cash to operate through the end of fiscal 2003; however, there can be no assurance that the Company will achieve its budgeted projections, and additional borrowings may be necessary. The Company has a $750,000 line of credit with a commercial bank and if necessary, intends to use this line of credit to fund potential cash requirements in excess of its current cash flow projection. The line of credit expires May 15, 2003. The Company is currently finalizing an arrangement with the bank for a new agreement through May 2004. There were no borrowings outstanding on this line of credit at March 31, 2003.

     Cash provided by operating activities was $0.7 million for the first quarter of 2003, compared to $0.3 million provided by operating activities in the comparable period in 2002. The primary reason for the improvement relates to timing of receivable collections. Inventory increased to $1.4 million at March 31, 2003 compared to $1.0 million at December 31, 2002 due to increased stock of new products, in addition to lower sales in the first quarter 2003. Accrued liabilities decreased to $0.1 million at March 31, 2003, from $0.3 million at December 31, 2002 due to the first quarter payment of accrued interest to Kontron.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2003 the Company had $6.1 million outstanding on its line of credit from Kontron. This loan bears interest at 8% per annum, payable monthly. Both the principal amount borrowed under the line of credit and interest payable thereunder are payable in Euros. See the earlier discussion under "Foreign Currency Transactions" for a description of the foreign currency forward contract in effect. All remaining transactions of the Company are conducted and accounts are denominated in U.S. dollars. Based on its overall foreign currency rate exposure at March 31, 2003, and in light of the Company's currently effective foreign currency forward contract, the Company does not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect its financial position or results of operations.

     The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents. The Company had $1.3 million in cash and cash equivalents at March 31, 2003. Based on analysis, shifts in money market rates would have an immaterial impact on the Company.


ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) were effective as of the date of such evaluation to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.


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


                                     KONTRON MOBILE COMPUTING, INC.


Date:  May 15, 2003
                                     /s/ Thomas Sparrvik
                                     ------------------------------------------
                                     Thomas Sparrvik, Chief Executive Officer
                                     (principal executive officer)

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


Date:    May 15, 2003                       /s/ Thomas Sparrvik
                                            -----------------------------------
                                            Chief Executive Officer
                                            (principal executive officer)

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


Date:    May 15, 2003               /s/ Dale R. Szymborski
                                    -----------------------------------
                                    President
                                    (principal financial and accounting officer)