Form 10-Q
period 2003-06-30
KONTRON MOBILE COMPUTING INC
filed 2003-08-14
CIK 912643

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

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes     [ ]     No    [X]

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of August 7, 2003 was 14,952,926.

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         KONTRON MOBILE COMPUTING, INC.
                                 BALANCE SHEETS

                                                                                                    JUNE 30,        DECEMBER 31,
                                                                                                     2003              2002
                                                                                                  (UNAUDITED)          ----
                                                                                                  -----------
                                              ASSETS
CURRENT ASSETS:
Cash and cash equivalents........................................................................ $  1,281,949      $  2,031,285
Accounts receivable, net of allowance for doubtful accounts of $156,500 and $127,200.............    1,750,148         3,015,258
Accounts receivable, related parties.............................................................       28,703           119,919
Inventories......................................................................................    1,406,001           975,263
Prepaid expenses and other.......................................................................      108,393            54,269
                                                                                                  -------------     -------------
               Total current assets..............................................................    4,575,194         6,195,994
                                                                                                  -------------     -------------
Property and Equipment:
    Computers and equipment......................................................................    1,172,885         1,163,624
    Furniture and fixtures.......................................................................      800,706           800,706
    Leasehold improvements.......................................................................      346,099           346,099
    Less: Accumulated depreciation and amortization..............................................   (2,185,401)       (2,129,623)
                                                                                                  -------------     -------------
         Property and equipment, net.............................................................      134,289           180,806
Deposits and Other Assets, net...................................................................        6,557            39,398
                                                                                                  -------------     -------------
TOTAL ASSETS..................................................................................... $  4,716,040      $  6,416,198
                                                                                                  =============     =============

                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable................................................................................. $    252,873      $    401,845
Accounts payable, related parties................................................................      489,201           412,425
Accrued warranty ................................................................................      283,000           332,169
Accrued compensation and benefits................................................................      112,549           272,312
Other accrued liabilities........................................................................      233,473           340,174
Deferred revenue, short-term.....................................................................      783,306           797,658
                                                                                                  -------------     -------------
         Total current liabilities...............................................................    2,154,402         2,556,583
                                                                                                  -------------     -------------
LONG TERM LIABILITIES:
Notes payable to Kontron AG......................................................................    6,562,410         7,462,071
Deferred revenue, long-term......................................................................       82,046           266,634
                                                                                                  -------------     -------------
         Total long term liabilities.............................................................    6,644,456         7,728,705
                                                                                                  -------------     -------------
Total Liabilities................................................................................    8,798,858        10,285,288
                                                                                                  -------------     -------------
SHAREHOLDERS' EQUITY (DEFICIT):
Series B Convertible Preferred Stock, $.001 par value, 4,250,000 shares authorized;
    4,250,000 issued and outstanding for both periods ...........................................        4,250             4,250
Series C Convertible Preferred Stock, $.001 par value, 500,000 shares authorized;
    500,000 issued and outstanding for both periods..............................................          500               500
Common stock, $.001 par value, 30,000,000 shares authorized;
    14,952,926 issued and outstanding for both periods...........................................       14,953            14,953
Additional paid-in capital.......................................................................   32,551,972        32,551,972
Accumulated deficit..............................................................................  (36,654,493)      (36,440,765)
                                                                                                  -------------     -------------
               Total shareholders' equity (deficit)..............................................   (4,082,818)       (3,869,090)
                                                                                                  -------------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)............................................. $  4,716,040      $  6,416,198
                                                                                                  =============     =============

   The accompanying notes are an integral part of these financial statements.

                         KONTRON MOBILE COMPUTING, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                                JUNE 30,
                                                          2003                  2002             2003                     2002
                                                          -----                 -----            -----                    -----
Net Sales ............................................ $ 2,863,672            $ 2,344,689       $ 4,990,382             $ 5,501,060
Cost of Sales ........................................   1,497,541              1,415,547         2,700,217               3,080,393
                                                       -----------            -----------       -----------             -----------
       Gross profit ..................................   1,366,131                929,142         2,290,165               2,420,667
                                                       -----------            -----------       -----------             -----------
Operating Expenses:
       Sales and marketing ...........................     517,371                490,834           959,280               1,073,456
       General and administrative ....................     350,829                148,933           631,151                 453,967
       Research and development ......................     265,656                256,207           556,493                 476,534
                                                       -----------            -----------       -----------             -----------
              Total operating expenses ...............   1,133,856                895,974         2,146,924               2,003,957
                                                       -----------            -----------       -----------             -----------
              Operating income .......................     232,275                 33,168           143,241                 416,710
Loss on foreign currency .............................     (25,324)               (78,553)          (79,329)               (105,179)
Interest expense, net ................................    (119,676)              (165,759)         (277,640)               (349,070)
                                                       -----------            -----------       -----------             -----------
Net income (loss) applicable to common shareholders .. $    87,275            $  (211,144)      $  (213,728)            $   (37,539)
                                                       ===========            ===========       ===========             ===========


Basic and Diluted Income (Loss) Per Common Share:
Net income (loss) per common share ................... $       .01            $      (.01)      $      (.01)            $        --
                                                       -----------            -----------       -----------             -----------
Basic and diluted weighted average
common shares outstanding ............................  14,952,926             14,952,926        14,952,926              14,952,926
                                                       ===========            ===========       ===========             ===========


   The accompanying notes are an integral part of these financial statements.

                         KONTRON MOBILE COMPUTING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                         2003                  2002
                                                                                         ----                  ----
OPERATING ACTIVITIES:
Net loss........................................................................      $  (213,728)          $   (37,539)
Adjustments to reconcile net loss to net cash provided by
operating activities--
       Depreciation and amortization............................................           55,778               129,040
       Provision for losses on accounts receivable..............................           29,346              (180,980)
       Change in accrued inventory reserve......................................         (337,552)             (430,355)
       Loss on foreign currency.................................................           79,329               105,179
       Changes in operating items:
              Accounts receivable...............................................        1,326,980             2,000,931
              Inventories.......................................................          (93,186)               80,493
              Prepaid expenses and other........................................          (21,283)              259,258
              Accounts payable..................................................          (72,196)             (713,566)
              Accrued expenses..................................................         (341,150)             (830,741)
              Deferred revenue..................................................         (198,940)             (103,034)
                                                                                      -----------           -----------
       Net cash provided by operating activities................................          213,398               278,686
                                                                                      -----------           -----------
INVESTING ACTIVITIES:
       Purchase of property and equipment.......................................           (9,261)              (33,818)
                                                                                      -----------           -----------
FINANCING ACTIVITIES:
       Repayments of notes to Kontron AG........................................       (1,655,349)             (387,614)
       Net proceeds from forward contracts......................................          701,876               478,411
                                                                                      -----------           -----------
       Net cash provided by (used for) financing activities.....................         (953,473)               90,797
                                                                                      -----------           -----------
CHANGE IN CASH AND CASH EQUIVALENTS.............................................         (749,336)              335,665
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..................................        2,031,285             2,073,970
                                                                                      -----------           -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................      $ 1,281,949           $ 2,409,635
                                                                                      ===========           ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest..........................................................      $   344,651           $   368,273
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


2.   INVENTORIES:

       Inventories are stated at the lower of cost, as determined by the first-in, first-out cost method, or market value.

       The components of inventories were:


                                                                                     JUNE 30,       DECEMBER 31,
                                                                                       2003           2002
                                                                                       ----           ----
                Raw materials..................................................   $   952,721         $ 626,560
                Work in process................................................       101,912            59,962
                Finished goods.................................................       351,368           288,741
                                                                                  -----------         ---------
                       Total...................................................   $ 1,406,001         $ 975,263
                                                                                  ===========         =========

3.   FINANCING:

       Kontron AG ("Kontron") has provided the Company with a written agreement to provide financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through December 31, 2003, if necessary. The Company has a line of credit agreement with Kontron which allows for borrowings of up to 8.5 million Euros for operations ($9.8 million based on June 30, 2003 exchange rate.) As June 30, 2003, borrowings under this agreement bear interest at 8% per annum (payable monthly). Outstanding borrowings under this line of credit were approximately $6.6 million at June 30, 2003. In the first quarter of 2003, the Company repaid $2.0 million to Kontron, consisting of approximately $1,655,000 in principal and $345,000 in accrued interest.

4.    FOREIGN CURRENCY TRANSACTIONS:

       The Company's credit agreements with Kontron allow for borrowings which are payable in Euros. In the second quarter of 2001, the Company began utilizing foreign currency forward contracts to protect against significant fluctuations in net income (loss) caused by changes in Euro exchange rates. The Company's practice is to enter into a forward contract at the beginning of each quarter and settle the contract at the end of the quarter. The Company records gains and losses on these derivative contracts (which are not designated as hedging instruments for accounting purposes) in net income (loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Derivatives and Hedging Activities," and also marks the related debt instrument to market under SFAS No. 52, "Foreign Currency Translation." For the quarter ended June 30, 2003, the Company recorded a loss of $25,324. As of June 30, 2003, the Company entered into a new forward contract whereby the Company can hedge up to 5.8 million Euros.

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

       The Company warrants its products against defects in materials and workmanship under normal use and service for one year from the date of purchase with the exception of the ReVolution which has a three-year limited warranty on some components and a one-year warranty on some devices and accessories. Warranty costs for existing products, including parts and labor, are estimated based on actual historical experience. Management uses that historical data to accrue reserves to cover estimated costs based on units in the field. Management reviews the estimated warranty liability on a quarterly basis to determine its adequacy.

       As required under Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), the following table presents the changes in the Company's warranty liability for the quarter ended June 30, 2003:

                                             Actual Warranty       Amounts Charged
               Beginning Balance                Costs Paid            to Expense           Ending Balance
               -----------------                ----------            ----------           --------------
                   $283,000                      $46,032               $(46,032)               $283,000

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

                                                              Three months ended June 30,   Six months ended June 30,
                                                              ---------------------------   -------------------------
                                                                2003          2002            2003              2002
                                                                ----          ----            ----              ----
  Net income (loss), as reported..............................  $  87,275   $ (211,144)     $ (213,728)     $  (37,539)
  Deduct:  Total stock-based employee compensation
      expense determined under fair value based
      method for all awards...................................   (171,551)    (397,924)       (170,970)       (397,924)
                                                                ----------  -----------     -----------     -----------
  Pro forma net loss..........................................  $ (84,276)  $ (609,068)     $ (384,698)     $ (435,463)
                                                                ==========  ===========     ===========     ===========

  Net income (loss) per share:
          Basic and diluted -- as reported....................  $     .01   $     (.01)     $     (.01)     $       --
          Basic and diluted -- pro forma......................       (.01)        (.04)           (.03)           (.03)

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


RESULTS OF OPERATIONS

       The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:

                                                                FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                                         JUNE 30,                              JUNE 30,
                                                                  2003               2002              2003                2002
                                                                  ----               ----              ----                ----
Net sales.....................................................    100%               100%               100%               100%
Cost of sales.................................................     52                 61                 54                 56
                                                                  ---                ---                ---                ---
       Gross profit...........................................     48                 39                 46                 44
Operating expenses:
       Sales and marketing....................................     18                 21                 19                 20
       General and administrative.............................     12                  6                 13                  8
       Research and development...............................     10                 11                 11                  9
                                                                  ---                ---                ---                ---
              Total operating expenses........................     40                 38                 43                 37
                                                                  ---                ---                ---                ---
Operating income (loss).......................................      8                  1                  3                  7
Loss on currency conversion...................................     (1)                (3)                (2)                (2)
Interest expense, net.........................................     (4)                (7)                (5)                (6)
                                                                  ---                ---                ---                ---
Net income (loss) applicable to common shareholders...........      3%                (9)%               (4)%               (1)%
                                                                  ===                ===                ===                ===


       Net Sales. The Company's net sales increased $0.5 million, or 22%, to $2.9 million in the second quarter of 2003 from $2.3 million in the second quarter of 2002 and decreased 9% to $5.0 million in the first six months of 2003 from $5.5 million in the first six months of 2002. The increase in the second quarter 2003 was due to the shipment of a large order that was delayed from the first quarter due to a delay in receiving parts from a supplier, with no comparable large shipments in second quarter 2002.

       The Company continues to target key vertical markets including government, military, public services, utilities and other field service organizations. One customer, Jackson County, Michigan, Sheriff's Department, accounted for 15% of net sales in the second quarter of 2003, representing $0.4 million of the Company's net sales. In the second quarter of 2002, sales to the City of Garland, Texas represented 12%, or $0.3 million, of the Company's net sales.

       International sales decreased to $0.3 million, or 10% of net sales, for the second quarter of 2003 from $0.8 million, or 34% of net sales, for the comparable period in 2002. 64% of the international sales in the second quarter of 2003 were in Europe and 54% of the international sales for the comparable period in 2002 were in Canada. The Company believes that international sales as a percentage of net sales for the year 2003 will be in the low- to mid-teen range with little impact on the Company's results of operations and liquidity. The Company records all sales in U.S. Dollars.

       Gross Margin. Gross margin increased to $1.4 million, or 48% of net sales, for the second quarter of 2003 from $0.9 million, or 39% of net sales for the second quarter of 2002. Gross margin decreased to $2.3 million, or 46% of net sales for the first six months of year 2003 from $2.4 million, or 44% of net sales for the first six months of 2002. The increased gross margin percent for second quarter 2003 is due to increased revenue on higher margin products. The Company's gross margin will fluctuate as a result of a number of factors, including mix of products sold, inventory obsolescence, the proportion of international sales, large customer contracts (with the associated volume discounts) and other manufacturing expenses.

       Sales and Marketing. Sales and marketing expenses include salaries, incentive compensation, commissions, travel, trade shows, technical support and professional services personnel and general advertising and promotion. These expenses also include the labor and material costs related to maintaining the Company's standard one-year warranty program on all products with the exception of the ReVolution which has a three-year limited warranty on some components and a one-year warranty on some devices and accessories. Sales and marketing expenses remained consistent at $0.5 million for the second quarters of 2003 and 2002. As a percentage of net sales, sales and marketing expenses decreased to 18% for the second quarter of 2003 from 21% for the second quarter of 2002 due to higher revenue over which to allocate the costs. In the first six months of 2003, sales and marketing expenses were $1.0 million and 19% of net sales as compared to $1.1 million and 20% of net sales in the first six months of 2002.

       General and Administrative. General and administrative expenses include the Company's executive, finance, information services and human resources departments. These expenses increased to $0.4 million for the quarter ended June 30, 2003, from $0.1 million for the quarter ended June 30, 2002. As a percentage of net sales, general and administrative expenses increased to 12% for the quarter ended June 30, 2003, from 6% for the quarter ended June 30, 2002. General and administrative expenses were $0.6 million, or 13% of net sales for the first six months of 2003 as compared to $0.5 million, or 8% of net sales for the comparable period in 2002. The increase is primarily due to the termination of a split-dollar agreement relating to a life insurance policy owned by our Chairman of the Board, together with expenses incurred in connection with payments made pursuant to a consulting agreement entered into by the Company and our Chairman of the Board on June 2, 2003, filed as Exhibit 10.1 to this Form 10-Q. These amounts were offset by a bad debt credit adjustment done in the second quarter 2002 with no comparable adjustments in the second quarter 2003.

       Research and Development. Research and development expenses are incurred in the design, development and testing of new or enhanced products, services and customized computing platforms. All research and development costs are expensed as incurred. Research and development expenses remained constant at $0.3 million in the second quarters of 2003 and 2002. As a percentage of net sales, research and development costs were 10% and 11% for the second quarter of 2003 and 2002, respectively. Research and development expenses increased to $0.6 million for the first six months of 2003 from $0.5 million for the comparable period in 2002. As a percentage of net sales, research and development expenses increased to 11% for the first six months of 2003 from 9% for the first six months of 2002. The year-to-date increased costs are due to an engineering adjustment that occurred in first quarter 2002. The increased percentage is due to lower revenue over which to allocate the costs.

       Loss on Currency Conversion. The Company's credit agreements with Kontron allow for borrowings which are payable in Euros. In the second quarter of 2001, the Company began utilizing foreign currency forward contracts to protect against significant fluctuations in net income (loss) caused by changes in Euro exchange rates. The Company's practice is to enter into a forward contract at the beginning of each quarter and settle the contract at the end of the quarter. The Company records gains and losses on these derivative contracts (which are not designated as hedging instruments for accounting purposes) in net income
(loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Derivatives and Hedging Activities," and also marks the related debt instrument to market under SFAS No. 52, "Foreign Currency Translation." For the quarter ended June 30, 2003, the Company recorded a loss on currency conversion of $25,324. As of June 30, 2003, the Company entered into a new forward contract whereby the Company can hedge up to 5.8 million Euros.

       The Company currently has no other balances or transactions conducted in a foreign currency.

       Interest Expense, Net. Net interest expense was approximately $119,700 for the second quarter of 2003 compared to net interest expense of $165,800 for the comparable period in 2002. Net interest expense for the first six months of 2003 was $277,600 compared to net interest expense of $349,100 for the comparable period in 2002. The decrease in interest expense is due to the reduction of the interest rate of the Kontron note payable from 10% to 8%, effective March 1, 2003, in addition to a reduction of the principal balance, due to a $1,655,000 repayment made in February 2003.


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

       As in 2002, the Company intends to continue funding its own cash needs in 2003 without assistance from Kontron. To be successful, the Company will focus on increased sales and profitability, in addition to working capital management. The Company intends to reduce interest expense in 2003 by making partial repayments of the note payable to Kontron as funds are available, in addition to the reduction of the interest rate of the Kontron note payable from 10% to 8%, effective March 1, 2003. During the first quarter of 2003, the Company repaid $2.0 million to Kontron, consisting of approximately $1,655,000 in principal and $345,000 in accrued interest. However, there can be no assurance that additional repayments will be possible.

       Kontron has provided the Company with a written agreement to provide financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through December 31, 2003, if necessary. As of June 30, 2003, Kontron controlled approximately 65% of the Company. The Company has a line of credit agreement with Kontron which allows for borrowings of up to 8.5 million Euros for operations ($9.8 million based on June 30, 2003 exchange rate.) As of June 30, 2003, borrowings under this agreement bear interest at 8% per annum (payable monthly). Outstanding borrowings under this line of credit were approximately $6.6 million at June 30, 2003.

       After re-paying $2.0 million to Kontron in the first quarter, the Company's cash balance has stayed consistent at $1.3 million at March 31, 2003 and June 30, 2003. The Company will continue to monitor its cash balance and cash flow needs through the year. Based in part upon the Company's current budget projections for the balance of 2003, the Company believes it will have sufficient cash to operate through the end of fiscal 2003; however, there can be no assurance that the Company will achieve its budgeted projections, and additional borrowings may be necessary. The Company has a $750,000 line of credit with a commercial bank and if necessary, intends to use this line of credit to fund potential cash requirements in excess of its current cash flow projection. The line of credit expires May 15, 2004. There were no borrowings outstanding on this line of credit at June 30, 2003.

       Cash provided by operating activities was $213,398 for the first six months of 2003, compared to $278,686 in the comparable period in 2002. Gross accounts receivable decreased to $1.9 million at June 30, 2003 from $3.3 million at December 31, 2002 due to collections and lower revenue levels. Inventories increased to $1.4 million at June 30, 2003 from $1.0 million at December 31, 2002 due to increased stock of new products, in addition to lower sales in 2003. Accounts payable decreased slightly to $0.7 million at June 30, 2003 from $0.8 million at December 31, 2002. Other accrued liabilities decreased to $0.2 million at June 30, 2003, from $0.3 million at December 31, 2002 due to the first and second quarter payments of accrued interest to Kontron.

       Cash used for investing activities was $9,261 relating to purchases of property and equipment. Cash used for financing activities was $953,473 relating to a partial repayment of the notes to Kontron of $1,655,349, offset by net proceeds from forward contracts of $701,876.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       As of June 30, 2003 the Company had $6.6 million outstanding on its line of credit from Kontron. This loan bears interest at 8% per annum, payable monthly. Both the principal amount borrowed under the line of credit and interest payable thereunder are payable in Euros. See the earlier discussion under "Foreign Currency Transactions" for a description of the foreign currency forward contract in effect. All remaining transactions of the Company are conducted and accounts are denominated in U.S. dollars. Based on its overall foreign currency rate exposure at June 30, 2003, and in light of the Company's currently effective foreign currency forward contract, the Company does not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect its financial position or results of operations.

       The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents. The Company had $1.3 million in cash and cash equivalents at June 30, 2003. Based on analysis, shifts in money market rates would have an immaterial impact on the Company.


ITEM 4. CONTROLS AND PROCEDURES

       Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Company's Chief Executive Officer and President, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and President concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

       Changes in Internal Controls. During our second fiscal quarter, there were no significant changes made in our internal control over financial reporting (as defined in Rule 13(a) - 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       An Annual Meeting of Shareholders was held on May 29, 2003. The shareholders voted to elect six directors, each of whom will serve until such director's successor shall have been elected and shall qualify or until such director's earlier death, resignation, removal or disqualification. Management's entire slate of six directors was elected to serve until the next Annual Meeting of Shareholders by the following vote tallies:

                                                                        Authority
                                                  For                    Withheld
                                                  ---                    --------
        David C. Malmberg                     13,052,916                  84,425
        Pierre McMaster                       13,062,916                  74,425
        William P. Perron                     13,050,916                  86,425
        Richard L. Poss                       13,062,916                  74,425
        Thomas Sparrvik                       13,052,716                  84,625
        Rudolf Wieczorek                      13,052,916                  84,425



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

       Exhibit 10.1    Consulting Agreement dated June 2, 2003 between the
                       Company and David C. Malmberg.

       Exhibit 31.1    Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

       Exhibit 31.2 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       Exhibit 32.1    Certification of Chief Executive Officer pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       Exhibit 32.2    Certification of President pursuant to 18 U.S.C. Section
                       1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K:

            The Company filed an 8-K dated May 13, 2003 reporting under Item 7 ("Financial Statements and Exhibits") and Item 9 ("Regulation FD Disclosure"), a press release announcing the Company's financial results for the first quarter ended March 31, 2003.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KONTRON MOBILE COMPUTING, INC.


Date:  August 14, 2003
                                       /s/ Thomas Sparrvik
                                       -----------------------------------------
                                       Thomas Sparrvik, Chief Executive Officer
                                       (principal executive officer)