Form 10-Q
period 2003-09-30
KONTRON MOBILE COMPUTING INC
filed 2003-11-14
CIK 912643

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

For the quarterly period ended September 30, 2003

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from            to

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

Exchange Act). Yes [ ] No [X]

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of November 5, 2003 was 14,952,926.

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         KONTRON MOBILE COMPUTING, INC.

                                 BALANCE SHEETS


                                                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                                                 2003             2002
                                                                                             ------------      ------------
                                                                                             (UNAUDITED)
                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents ..............................................................     $  1,405,270      $  2,031,285
Accounts receivable, net of allowance for doubtful accounts of $194,600 and $127,200 ...        2,034,794         3,015,258
Accounts receivable, related parties ...................................................          105,681           119,919
Inventories ............................................................................        1,569,981           975,263
Prepaid expenses and other .............................................................          143,511            54,269
                                                                                             ------------      ------------
               Total current assets ....................................................        5,259,237         6,195,994
                                                                                             ------------      ------------
Property and Equipment:
    Computers and equipment ............................................................        1,172,007         1,163,624
    Furniture and fixtures .............................................................          800,706           800,706
    Leasehold improvements .............................................................          346,099           346,099
    Less: Accumulated depreciation and amortization ....................................       (2,205,740)       (2,129,623)
                                                                                             ------------      ------------
         Property and equipment, net ...................................................          113,072           180,806
Deposits and Other Assets, net .........................................................            6,557            39,398
                                                                                             ------------      ------------
TOTAL ASSETS ...........................................................................     $  5,378,866      $  6,416,198
                                                                                             ============      ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable .......................................................................     $    299,865      $    401,845
Accounts payable, related parties ......................................................        1,161,812           412,425
Accrued warranty .......................................................................          243,000           332,169
Accrued compensation and benefits ......................................................          121,594           272,312
Other accrued liabilities ..............................................................          353,108           340,174
Deferred revenue, short-term ...........................................................          591,860           797,658
                                                                                             ------------      ------------
         Total current liabilities .....................................................        2,771,239         2,556,583
                                                                                             ------------      ------------
LONG TERM LIABILITIES:
Notes payable to Kontron AG ............................................................        6,536,190         7,462,071
Deferred revenue, long-term ............................................................          132,989           266,634
                                                                                             ------------      ------------
         Total long term liabilities ...................................................        6,669,179         7,728,705
                                                                                             ------------      ------------
Total Liabilities ......................................................................        9,440,418        10,285,288
                                                                                             ------------      ------------

SHAREHOLDERS' EQUITY (DEFICIT):
Series B Convertible Preferred Stock, $.001 par value, 4,250,000 shares authorized;
    4,250,000 issued and outstanding for both periods ..................................            4,250             4,250
Series C Convertible Preferred Stock, $.001 par value, 500,000 shares authorized;
    500,000 issued and outstanding for both periods ....................................              500               500
Common stock, $.001 par value, 30,000,000 shares authorized;
    14,952,926 issued and outstanding for both periods .................................           14,953            14,953
Additional paid-in capital .............................................................       32,551,972        32,551,972
Accumulated deficit ....................................................................      (36,633,227)      (36,440,765)
                                                                                             ------------      ------------
               Total shareholders' equity (deficit) ....................................       (4,061,552)       (3,869,090)
                                                                                             ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) ...................................     $  5,378,866      $  6,416,198
                                                                                             ============      ============

   The accompanying notes are an integral part of these financial statements.

                         KONTRON MOBILE COMPUTING, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                        ------------------------------    -----------------------------
                                                            2003            2002              2003             2002
                                                           -----            -----             -----            ----
Net Sales .........................................     $ 3,223,414      $ 2,357,025      $ 8,213,796      $ 7,858,085
Cost of Sales .....................................       2,024,616        1,421,803        4,724,833        4,502,196
                                                        -----------      -----------      -----------      -----------
       Gross profit ...............................       1,198,798          935,222        3,488,963        3,355,889
                                                        -----------      -----------      -----------      -----------
Operating Expenses:
       Sales and marketing ........................         456,565          613,344        1,415,845        1,686,800
       General and administrative .................         342,300          402,723          973,451          856,690
       Research and development ...................         235,842          275,944          792,335          752,478
                                                        -----------      -----------      -----------      -----------
              Total operating expenses ............       1,034,707        1,292,011        3,181,631        3,295,968
                                                        -----------      -----------      -----------      -----------
              Operating income (loss) .............         164,091         (356,789)         307,332           59,921
Loss on foreign currency ..........................         (16,721)         (19,523)         (96,050)        (124,702)
Interest expense, net .............................        (126,104)        (171,136)        (403,744)        (520,206)
                                                        -----------      -----------      -----------      -----------
Net income (loss) applicable to common shareholders     $    21,266      $  (547,448)     $  (192,462)     $  (584,987)
                                                        ===========      ===========      ===========      ===========

Basic and Diluted Income (Loss) Per Common Share:
Net income (loss) per common share ................     $        --      $      (.04)     $      (.01)     $      (.04)
                                                        -----------      -----------      -----------      -----------
Basic and diluted weighted average
common shares outstanding .........................      14,952,926       14,952,926       14,952,926       14,952,926
                                                        ===========      ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                         KONTRON MOBILE COMPUTING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               FOR THE NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                          -----------------------------
                                                                              2003           2002
                                                                              ----           ----
OPERATING ACTIVITIES:

Net loss ............................................................     $ (192,462)     $ (584,987)
Adjustments to reconcile net loss to net cash provided by  (used for)
operating activities --
       Depreciation and amortization ................................         76,117         179,365
       Provision for losses on accounts receivable ..................         67,393        (130,204)
       Loss on foreign currency .....................................         96,050         124,702
       Changes in operating items:
              Accounts receivable ...................................        927,309       1,637,984
              Inventories ...........................................       (594,718)       (121,036)
              Prepaid expenses and other ............................        (56,401)        249,642
              Accounts payable ......................................        647,407        (979,209)
              Accrued expenses ......................................       (251,331)       (815,025)
              Deferred revenue ......................................       (339,443)       (223,959)
                                                                          ----------      ----------
       Net cash provided by (used for) operating activities .........        379,921        (662,727)
                                                                          ----------      ----------
INVESTING ACTIVITIES:

       Purchase of property and equipment ...........................         (8,383)        (33,818)
                                                                          ----------      ----------
FINANCING ACTIVITIES:

       Repayments of notes to Kontron AG ............................      1,655,349)       (410,108)
       Net proceeds from forward contracts ..........................        657,796         408,123
                                                                          ----------      ----------
       Net cash used for financing activities .......................       (997,553)         (1,985)
                                                                          ----------      ----------
CHANGE IN CASH AND CASH EQUIVALENTS .................................       (626,015)       (698,530)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......................      2,031,285       2,073,970
                                                                          ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ............................     $1,405,270      $1,375,440
                                                                          ==========      ==========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest ..............................................     $  344,651      $  546,191
                                                                          ==========      ==========


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

2.   INVENTORIES:

       Inventories are stated at the lower of cost, as determined by the first-in, first-out cost method, or market value.

       The components of inventories were:


                                       SEPTEMBER 30,   DECEMBER 31,
                                           2003           2002
                                        ----------     ----------
Raw materials .....................     $1,078,038     $626,560
Work in process ...................        172,859       59,962
Finished goods ....................        319,084      288,741
                                        ----------     --------
       Total ......................     $1,569,981     $975,263
                                        ==========     ========


3. FINANCING:

         Kontron AG ("Kontron") has provided the Company with a written agreement to provide financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through December 31, 2003, if necessary. The Company has a line of credit agreement with Kontron which allows for borrowings of up to 8.5 million Euros for operations ($9.7 million based on September 30, 2003 exchange rate.) As September 30, 2003, borrowings under this agreement bear interest at 8% per annum (payable monthly). Outstanding borrowings under this line of credit were approximately $6.5 million at September 30, 2003. In the first nine months of 2003, the Company repaid $2.0 million to Kontron, consisting of approximately $1,655,000 in principal and $345,000 in accrued interest.

4. FOREIGN CURRENCY TRANSACTIONS:

         The Company's credit agreements with Kontron allow for borrowings which are payable in Euros. In the second quarter of 2001, the Company began utilizing foreign currency forward contracts to protect against significant fluctuations in net income (loss) caused by changes in Euro exchange rates. The Company's practice is to enter into a forward contract at the beginning of each quarter and settle the contract at the end of the quarter. The Company records gains and losses on these derivative contracts (which are not designated as hedging instruments for accounting purposes) in net income (loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Derivatives and Hedging Activities," as amended by SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," and also marks the related debt instrument to market under SFAS No. 52, "Foreign Currency Translation." For the quarter ended September 30, 2003, the Company recorded a loss of $16,721. As of September 30, 2003, the Company entered into a new forward contract whereby the Company can hedge up to 5.8 million Euros.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is applicable for contracts entered into or modified after June 30, 2003. The implementation of this statement does not have a significant impact on the financial statements.

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

         As required under Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), the following table presents the changes in the Company's warranty liability for the quarter ended September 30, 2003:


                                                                                  Adjustments to Warranty
                                      Warranty            Amounts Charged       Reserve Amounts Related to
            Beginning Balance        Claims Paid            to Expense                  Prior Year                Ending Balance
            -----------------        -----------            ----------                  ----------                --------------
                 $283,000             $(24,243)                    $24,243               $(40,000)                    $243,000

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

                                                        Three months ended            Nine months ended
                                                           September 30,                 September 30,
                                                     ------------------------     -------------------------
                                                       2003          2002           2003            2002
                                                       ----          ----           ----            ----
Net income (loss), as reported .................     $ 21,266      $(547,448)     $(192,462)     $(584,987)
Deduct:  Total stock-based employee compensation
    expense determined under fair value based
    method for all awards ......................      (70,457)          --         (468,381)       (51,213)
                                                     --------      ---------      ---------      ---------
Pro forma net  income (loss) ...................     $(49,191)     $(547,448)     $(660,843)     $(636,200)
                                                     ========      =========      =========      =========
Net income (loss) per share:

        Basic and diluted - as reported ........     $     --      $    (.04)     $    (.01)     $    (.04)
        Basic and diluted - pro forma ..........           --           (.04)          (.04)          (.04)


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

RESULTS OF OPERATIONS

       The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:


                                                         FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                          ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                          -------------------    -------------------
                                                           2003      2002          2003      2002
                                                           ----      ----          ----      ----
Net sales .............................................     100 %    100 %         100 %     100 %
Cost of sales .........................................      63       60            58        57
                                                            ---      ---           ---       ---

       Gross profit ...................................      37       40            42        43
Operating expenses:
       Sales and marketing ............................      14       26            17        21
       General and administrative .....................      11       17            12        11

       Research and development .......................       7       12             9        10
                                                            ---      ---           ---       ---
              Total operating expenses ................      32       55            38        42
                                                            ---      ---           ---       ---
Operating income (loss) ...............................       5      (15)            4         1
Loss on currency conversion ...........................      --       (1)           (1)       (2)
Interest expense, net .................................      (4)      (7)           (5)       (7)
                                                            ---      ---           ---       ---
Net income (loss) applicable to common shareholders ...       1%     (23)%          (2)%      (8)%
                                                            ===      ===           ===       ===


       Net Sales. The Company's net sales increased $0.8 million, or 37%, to $3.2 million in the third quarter of 2003 from $2.4 million in the third quarter of 2002 and increased 5% to $8.2 million in the first nine months of 2003 from $7.9 million in the first nine months of 2002. The increase in third quarter 2003 was due to the shipments of two large orders, compared to one large shipment in third quarter 2002.

       The Company continues to target key vertical markets including government, military, public services, utilities and other field service organizations. Two customers, Visteon Corporation and Jackson County, Michigan, Sheriff's Department, accounted for 22% and 11%, respectively, of net sales in the third quarter of 2003, representing $0.7 million and $0.4 million, respectively, of the Company's net sales. In the third quarter of 2002, sales to Siemens Integrated represented 15%, or $0.4 million, of the Company's net sales.

       International sales increased to $0.4 million, or 12% of net sales, for the third quarter of 2003 from $40,000, or 2% of net sales, for the comparable period in 2002. 63% of the international sales in the third quarter of 2003 were in the Americas and 54% of the international sales for the comparable period in 2002 were in Canada. The Company believes that international sales as a percentage of net sales for the remainder of 2003 will be in the low- to mid-teen range with little impact on the Company's results of operations and liquidity. The Company records all sales in U.S. Dollars.

       Gross Margin. Gross margin increased to $1.2 million, or 37% of net sales, for the third quarter of 2003 from $0.9 million, or 40% of net sales for the third quarter of 2002. Gross margin increased to $3.5 million for the first nine months of year 2003 from $3.4 million for the first nine months of 2002. The gross margin percent decreased to 42% from 43% for the nine month periods ended 2003 and 2002, respectively. The increased gross margin dollars for third quarter 2003 is due to increased revenue, while the decreased gross margin percent is due to increased sales of a lower margin product. The Company's gross margin will fluctuate as a result of a number of factors, including mix of products sold, inventory obsolescence, the proportion of international sales, large customer contracts (with the associated volume discounts) and other manufacturing expenses.

       Sales and Marketing. Sales and marketing expenses include salaries, incentive compensation, commissions, travel, trade shows, technical support and professional services personnel and general advertising and promotion. These expenses also include the labor and material costs related to maintaining the Company's standard one-year warranty program on all products with the exception of the ReVolution which has a three-year limited warranty on some components and a one-year warranty on some devices and accessories. Sales and marketing expenses decreased to $0.5 million for the third quarter of 2003 from $0.6 million for the third quarter of 2002. This is due to an adjustment to the warranty reserve, in addition to reduced advertising costs due to timing. As a percentage of net sales, sales and marketing expenses decreased to 14% for the third quarter of 2003 from 26% for the third quarter of 2002 due to higher revenue over which to allocate the costs. In the first nine months of 2003, sales and marketing expenses were $1.4 million and 17% of net sales as compared to $1.7 million and 21% of net sales in the first nine months of 2002.

       General and Administrative. General and administrative expenses include the Company's executive, finance, information services and human resources departments. These expenses decreased to $0.3 million for the quarter ended September 30, 2003, from $0.4 million for the quarter ended September 30, 2002. As a percentage of net sales, general and administrative expenses decreased to 11% for the quarter ended September 30, 2003, from 17% for the quarter ended September 30, 2002. General and administrative expenses were $1.0 million, or 12% of net sales for the first nine months of 2003 as compared to $0.9 million, or 11% of net sales for the comparable period in 2002.

       Research and Development. Research and development expenses are incurred in the design, development and testing of new or enhanced products, services and customized computing platforms. All research and development costs are expensed as incurred. Research and development expenses decreased to $0.2 million for the third quarter of 2003 from $0.3 million for the third quarter of 2002. As a percentage of net sales, research and development costs were 7% and 12% for the third quarter of 2003 and 2002, respectively. Research and development expenses remained consistent at $0.8 million for the first nine months of 2003 and 2002. As a percentage of net sales, research and development expenses decreased to 9% for the first nine months of 2003 from 10% for the first nine months of 2002. The reduced expenses for third quarter 2003 are due to allocating applicable engineering costs to cost of goods sold and offsetting them in gross margin for a current development project. The reduced percent is due to lower costs, in addition to higher revenue over which to allocate the costs.

         Loss on Currency Conversion. The Company's credit agreements with Kontron allow for borrowings which are payable in Euros. In the second quarter of 2001, the Company began utilizing foreign currency forward contracts to protect against significant fluctuations in net income (loss) caused by changes in Euro exchange rates. The Company's practice is to enter into a forward contract at the beginning of each quarter and settle the contract at the end of the quarter. The Company records gains and losses on these derivative contracts (which are not designated as hedging instruments for accounting purposes) in net income (loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Derivatives and Hedging Activities," and also marks the related debt instrument to market under SFAS No. 52, "Foreign Currency Translation." For the quarter ended September 30, 2003, the Company recorded a loss on currency conversion of $16,721. As of September 30, 2003, the Company entered into a new forward contract whereby the Company can hedge up to
5.8 million Euros.

         The Company currently has no other balances or transactions conducted in a foreign currency.

         Interest Expense, Net. Net interest expense was approximately $126,100 for the third quarter of 2003 compared to net interest expense of $171,100 for the comparable period in 2002. Net interest expense for the first nine months of 2003 was $403,700 compared to net interest expense of $520,200 for the comparable period in 2002. The decrease in interest expense is due to the reduction of the interest rate of the Kontron note payable from 10% to 8%, effective March 1, 2003, in addition to a reduction of the principal balance, due to a $1,655,000 repayment made in February 2003.

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

         As in 2002, the Company intends to continue funding its own cash needs in 2003 without assistance from Kontron. To be successful, the Company will focus on increased sales and profitability, in addition to working capital management. The Company intends to reduce interest expense in 2003 by making partial repayments of the note payable to Kontron as funds are available, in addition to the reduction of the interest rate of the Kontron note payable from 10% to 8%, effective March 1, 2003. During the first nine months of 2003, the Company repaid $2.0 million to Kontron, consisting of approximately $1,655,000 in principal and $345,000 in accrued interest. However, there can be no assurance that additional repayments will be possible.

         Kontron has provided the Company with a written agreement to provide financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through December 31, 2003, if necessary. As of September 30, 2003, Kontron controlled approximately 65% of the Company. The Company has a line of credit agreement with Kontron which allows for borrowings of up to 8.5 million Euros for operations ($9.7 million based on September 30, 2003 exchange rate.) As of September 30, 2003, borrowings under this agreement bear interest at 8% per annum (payable monthly). Outstanding borrowings under this line of credit were approximately $6.5 million at September 30, 2003.

         After re-paying $2.0 million to Kontron in the first quarter, the Company's cash balance has stayed consistent at $1.3 to $1.4 million at the end of each of the quarters in 2003. The Company will continue to monitor its cash balance and cash flow needs through the year. Based in part upon the Company's current budget projections for the balance of 2003, the Company believes it will have sufficient cash to operate through the end of fiscal 2003; however, there can be no assurance that the Company will achieve its budgeted projections, and additional borrowings may be necessary. The Company has a $750,000 line of credit with a commercial bank and if necessary, intends to use this line of credit to fund potential cash requirements in excess of its current cash flow projection. The line of credit expires May 15, 2004. There were no borrowings outstanding on this line of credit at September 30, 2003.

         Cash provided by operating activities was $379,921 for the first nine months of 2003, compared to cash used for operating activities of $662,727 in the comparable period in 2002. Gross accounts receivable decreased to $2.3 million at September 30, 2003 from $3.3 million at December 31, 2002 due to collections and lower revenue levels compared to fourth quarter 2002. Inventories increased to $1.6 million at September 30, 2003 from $1.0 million at December 31, 2002 due to increased stock of new products. Accounts payable increased to $1.5 million at September 30, 2003 from $0.8 million at December 31, 2002 due to increased purchases for third quarter shipments and anticipated fourth quarter shipments.

         Cash used for investing activities was $8,383 relating to purchases of property and equipment. Cash used for financing activities was $997,553 relating to a partial repayment of the notes to Kontron of $1,655,349, offset by net proceeds from forward contracts of $657,796.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of September 30, 2003 the Company had $6.5 million outstanding on its line of credit from Kontron. This loan bears interest at 8% per annum, payable monthly. Both the principal amount borrowed under the line of credit and interest payable thereunder are payable in Euros. See the earlier discussion under "Foreign Currency Transactions" for a description of the foreign currency forward contract in effect. All remaining transactions of the Company are conducted and accounts are denominated in U.S. dollars. Based on its overall foreign currency rate exposure at September 30, 2003, and in light of the Company's currently effective foreign currency forward contract, the Company does not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect its financial position or results of operations.

         The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents. The Company had $1.4 million in cash and cash equivalents at September 30, 2003. Based on analysis, shifts in money market rates would have an immaterial impact on the Company.

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

         Changes in Internal Controls. During our third fiscal quarter, there were no significant changes made in our internal control over financial reporting (as defined in Rule 13(a) - 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         None.

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

            Exhibit 32.2   Certification of President pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

            The Company filed an 8-K dated July 14, 2003 reporting under Item 4 ("Changes in Registrant's Certifying Accountants") and Item 7 ("Financial Statements and Exhibits"), announcing the dismissal of Deloitte & Touche LLP as the Company's independent auditors and the engagement of Boulay, Heutmaker, Zibell & Co. P.L.L.P. to serve as the Company's independent auditors for the year ending December 31, 2003.

            The Company filed an 8-K dated August 14, 2003 reporting under Item 7 ("Financial Statements and Exhibits") and Item 12 ("Results of Operations and Financial Condition"), a press release announcing the Company's financial results for the second quarter ended June 30, 2003.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KONTRON MOBILE COMPUTING, INC.


Date:  November 14, 2003
                                        /s/ Thomas Sparrvik
                                        ----------------------------------------
                                        Thomas Sparrvik, Chief Executive Officer
                                        (principal executive officer)