Form 10-K
period 2003-12-31
KONTRON MOBILE COMPUTING INC
filed 2004-03-30
CIK 912643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-22221

KONTRON MOBILE COMPUTING, INC.

Minnesota	41-1731723
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

7631 Anagram Drive,	55344
Eden Prairie, Minnesota	(Zip Code)
(Address of principal executive offices)

(952) 974-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Name of each exchange
Title of each class	on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock as of June 30, 2003 (i.e., the last business day of the Registrant’s most recently completed second fiscal quarter), as reported on the Over The Counter Bulletin Board, was approximately $1,952,344. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status for purposes of this paragraph is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant’s Common Stock, $.001 par value, outstanding as of March 1, 2004 was 14,952,926.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders to be held June 15, 2004 are incorporated by reference in Part III.

PART I

ITEM 1. Business

     The Company. Kontron Mobile Computing, Inc. (“Kontron Mobile Computing” or “the Company”), was incorporated in Minnesota in 1992 under its former name of FieldWorks, Incorporated and is dedicated to the development and sale of rugged portable computing solutions. The Company is part of the worldwide group of Kontron companies, owned or principally owned by Kontron AG (“Kontron”). Over the past several years, the Company has evolved its strategy to focus on designing and providing industry-specific field technology solutions to end users and original equipment manufacturers (“OEMs”). The Company believes that this focus represents the strongest opportunity for growth and differentiation.

     The Company has a history of designing and delivering hardware platforms and technologies for extreme environments and will continue to capitalize on its strong product reputation. The Company’s focus will be on markets that require rugged computers and rugged computing technologies for harsh environment applications.

     Kontron Mobile Computing computer platforms are designed for demanding field environments, meeting military test standards for shock, vibration, moisture and temperature extremes. Features include outdoor-readable high-resolution color displays, sealed pointing devices and integrated technology protected for use in extended temperatures and isolated for shock and vibration. The Company also offers a high level of expandability and upgradability within each product platform. Expansion paths include desktop ISA/PCI computer card expansion slots, PC card slots, serial ports, universal serial bus and custom modules. As a result, all platforms are flexible “electronic toolboxes” that integrate the user’s application-specific tools and technologies into one custom, rugged mobile solution. Upgrade paths include central processing units (CPU), random access memory (RAM), hard drive capacities, display and peripheral technologies, such as wireless communication. Such upgradability contributes to a longer useful life which reduces the total cost of ownership for the end-customer. Longer product life sets the Company’s products and solutions higher on the value scale with customers as their initial investment is in many ways “protected” by technology enhancements or improvements over a period of time.

     The Rugged Computing Market. Technological advances have increased customers’ dependence on mobile computing and communications devices, such as portable computers, pagers and smart phones, to enhance workforce productivity. The rugged computing market has increasing needs for reliability, operability in extreme conditions, portability, security and compatibility with a variety of communication interfaces and standard desktop computer technology. Organizations are increasingly seeking to connect field personnel to information through computerization. Enterprise-wide networking can provide sophisticated field diagnostic and analytic capabilities, enhance field access to data and on-line information, eliminate paperwork, improve communication and reduce costs.

     The markets for the Company’s products consist of those businesses, armed forces, national and local governmental agencies and other entities that are seeking reliable mobile computing for field personnel and functions. The Company’s rugged mobile computing platforms are used in a variety of industries whose demands vary widely and which include: (i) public service and field service organizations for improved productivity, efficiency and real time, remote data access (ii) military and government contractors and OEMs for situational awareness, flight-line communications and real time, highly reliable data acquisition in extreme conditions and (iii) transportation OEMs and full-solution integrators for wireless data transfer, maintenance and diagnostic testing.

     Strategy. The Company’s vision is to become “the worldwide rugged-mobile-computing platform and technology provider for OEMs and solution providers in niche markets”. The Company’s strategy consists of the following key components:

     Further Penetration of Key Vertical Markets. The Company continues to target key vertical markets, including government, military, public services, utilities and other field service organizations. The Company develops product features and functions to address the needs of a particular vertical market and provides application-engineering services to support the specific requirements of those customers when necessary. The Company’s strategy is to be a key provider of tools and services to facilitate field data acquisition, test and measurement, telemetry, mobile computing and communication applications through the partnership with value-added resellers and OEMs. Custom applications addressed by the Company are typically characterized by the opportunity to sell a significant quantity of units over a period of time based on a single application solution.

     Continued Reduction in Product Costs and Time to Market. The Company has taken advantage of its relationship with the other worldwide Kontron companies by outsourcing the design and manufacturing of some of its products. This is consistent with the strategy of maintaining rugged mobile design strength at the architectural level, while utilizing inter-company resources to reduce costs and add incremental expertise. This change has been well received by the Company’s customers and value-added resellers. Additionally, the Company continues to be focused on further cost reductions through on-going product re-design initiatives through Kontron worldwide mobile design teams.

     Products. The Company’s products are rugged mobile computers designed and manufactured for field applications, including data acquisition, mobile data processing and communications, and test and measurement. Part of the Company’s growth strategy is to introduce new products that will further penetrate existing markets as well as penetrate new and growing markets. In 2003, the Company introduced enhancements to existing product lines: an enhanced EnVoy with a Kontron-designed faster CPU module, the FieldWorks 8500 (FW8500) with enhanced features and performance based on another Kontron-designed CPU module, and a new 12.1" high-bright display option for EnVoy. The ReVolution began shipping in early 2003 and went into full production in early fall 2003. The ReVolution offers the Company new market opportunities that the existing, mature products do not have the features to achieve. Additional new products are planned to replace older products and allow for growth through 2004. As a new strategy, the Company plans to take existing technologies and sell them to OEM opportunities. An OEM focus potentially gives the Company recurring revenue over a longer period of time to help reduce uneven quarterly revenues the Company has experienced in previous years.

     ReVolution: The Company expended significant personnel resources during 2002-2003 to develop the ReVolution, a rugged, convertible, notebook computer. This product marks the re-entry of the Company into the rugged notebook market, following cessation of production of the FW5000 in fiscal year 2000. The ReVolution is based on a custom CPU module developed jointly by the Company and a Kontron affiliate in Taiwan. The introduction of the ReVolution creates a new category of computing devices for the Company. The ReVolution is a fully Windows-capable computer that converts from notebook to tablet with a quick flip of the rugged, 180-degree display hinge, with the added benefits of ruggedness, upgradability and integrated wireless communication features. The ReVolution’s full magnesium construction design is tested to U.S. military and NEMA standards for resistance to shock, vibration, water, temperature and dust. The ReVolution is targeted to commercial and industrial markets that include utilities, telecommunications, government, military, and other areas requiring rugged mobile computers in field service applications. The Company began shipping ReVolution in March 2003. Production is handled by one of the Kontron affiliates in Taiwan, with final test, custom integration and repair being performed by the Company. The Company retains exclusive rights to market and sell the ReVolution in North America. Kontron has the exclusive rights to market and sell ReVolution in all other countries.

     FieldWorks 8000 Series: The FieldWorks 8000 (FW8000) is based on a high-strength cast magnesium alloy external housing. Internal components that are sensitive to shock and vibration are contained within this housing and isolated with special tuned shock absorbing polymers, while a shock absorbing bushing system suspends all drives. The FW8000 incorporates the Company’s backplane/card cage design, which provides up to six ISA/PCI expansion card slots within the housing permitting the integration of instrumentation, data acquisition, test and measurement and communications capabilities. Also contained within the housing is a PCMCIA expansion card slot, integrated AC/DC power supply, uninterruptible power supply capability, full-length desktop ISA/PCI expansion card slots, integrated CD-ROM, CD-RW and floppy diskette drives, and several optional features such as dual removable hard drives, Sunlight Readable display and XGA display options. The FW8000 is the Company’s flagship product.

     The FW8500, introduced in 2002, provides six PCI card slots, a minimum of 1.06Ghz CPU using the Intel Pentium III M processor, up to 640MB of RAM, a 40GB or 60GB hard drive (1 or 2 drives), and RAID 0 or 1 support for the two hard drive configuration. This product targets FW8000 class customers who are moving their applications to all PCI hardware and who need much faster processor speeds. An introduction of faster processors for the FW8500 is planned for 2004.

     EnVoy Mobile Data Server (MDS): The EnVoy is a three-piece onboard vehicle computer system that includes a Server component, a high-bright Display and a backlit Keyboard. The EnVoy can be customized by adding wireless technology, Global Positioning (GPS) technology, data radios and other devices through two embedded PC card slots, USB ports and three open serial ports. The floppy and CD-ROM devices can be connected to the Server by cables that can then be mounted in a remote location such as the vehicle trunk. A wide variety of standard vehicle mounting systems are available to meet customer-specific needs. The EnVoy is ideally suited for fixed in-vehicle computing and communication applications including logistics management, computer-aided dispatch and Geographic Information Systems/Global Positioning System mapping. The primary market for the Envoy is public services (Police, Fire, EMS and Utility). EnVoy models introduced in 2002 provide faster processing, increased memory, greater storage capacity and heated hard drives for extended temperature operation. Other enhancements to the EnVoy product line include a 1200-nit 10.4" and 1400-nit 12.1" 1400-nit display with touch screen.

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

     Field Lite: The Field Lite handheld computer provides users full PC performance and connectivity in a small lightweight, rugged package. The Field Lite is used by field communication personnel for sending and receiving secure text messages, maps and collecting critical data. When connected to a GPS receiver, the Field Lite can identify location points and communicate that information wirelessly to assist in safe, expeditious navigation of mission objectives. The Field Lite is used in a variety of logistical and data collection applications where rugged, daylight readable and full PC technology is required by users. This product is no longer available for sale in 2004.

     The Field Lite and Power Lite are products of Kontron and are marketed and sold exclusively in North America by the Company. Both of these products began shipping in the second quarter of 2001.

     Professional Services. The Company provides Professional Services along with its products to gain a competitive advantage in the rugged mobile computing market. Programs offered by the Company include consulting services relating to product application, technical support, project management, product implementation and troubleshooting on post-installation questions. The Company provides a one-year warranty program on all products with the exception of the ReVolution which has a three-year limited warranty on some components and a one-year warranty on some devices and accessories, including free telephone technical support as well as warranty extensions and custom hardware and software service/support offerings. The Company offers optional, advance exchange, replacement unit pools for large volume customers to maximize performance. Software integration services, including loading and testing of multiple software applications, can be provided to relieve end users of the burden of installing software. On-site product training and consultation services tailored to customer requirements can also be provided.

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

     Quality Management. The Company employs comprehensive quality control systems. The Company received ISO 9001 quality assurance certification in March 1996 and was re-certified in August 2003 to the ISO 9001:2000 standard.

     Sales and Marketing / Customers. The Company’s direct sales force focuses its efforts on establishing and maintaining relationships with key and strategic accounts. Specific territories have been assigned to the sales force located throughout the United States. Other segments of the market are addressed by sales through value-added resellers and systems integrators that typically sell systems that have been configured for specific end-user applications through the addition of hardware, software or services. Resellers and integrators generally target large- to mid-size accounts, with the exception of military integrators, or prime contractors, which target large military accounts. Additionally, the Company sells platforms to the United States Government via the General Services Administration (GSA) schedule.

     No customers represented greater than 10% of net sales in 2003. Sales to the United States Army represented 15% of net sales in 2002 and 28% of net sales in 2001. The amount of revenue contributed by each product line is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operation” below.

     Sales by geographic locations were as follows:

	2003	2002	2001
United States	$10,667,000	$10,595,000	$14,875,000
Europe	790,000	855,000	1,865,000
Americas (excluding United States)	464,000	574,000	301,000
Asia	59,000	184,000	118,000
Other	—	17,000	147,000

	$11,980,000	$12,225,000	$17,306,000

     Backlog. The Company believes that backlog is not a meaningful indicator of its future business prospects due to the potentially long customer sales cycle and significant variations in the size and delivery schedules of orders received by the Company. As a result, the Company does not believe that backlog at any particular date is necessarily indicative of future results.

     Competition. The Company’s products face direct competition from companies producing portable computers intended for field use such as Dolch Computer Systems; Getac Corp.; Itronix Corp.; DRS, Inc.; Motorola, Inc.; Data 911; Northrup Grumman; and Panasonic Personal Computer Company. The Company believes its primary competitive factors relate to product design and feature differentiation, product pricing, functionality, product dimensions, technology enhancements and responsiveness to customer requirements. The mobile computer market continues to mature. To the extent the Company and its direct competitors expand and develop this market niche, other manufacturers may turn their attention to this niche and begin to develop products and services directly competitive with those offered by the Company. The Company’s computing platforms also face indirect competition from a variety of different companies and products, including consumer portable personal computers, customized portable personal computers, tablet personal computers and single-purpose diagnostic and data collection instruments.

     Research and Development. In conjunction with Kontron engineering teams from around the world, the Company designs mobile computer systems, subsystems and application specific custom systems. The Company believes that its efforts in this area have improved time-to-market and reduced development costs. The Company intends to continue to expand its products and services by providing a greater range of expandability and features in existing products. The Company has successfully developed new products with the Kontron companies maximizing the technological expertise within all companies. Through the use of these resources, the Company has access to a wide variety of specialized and/or lower-cost design talent, and gained new relationships with key technology suppliers. The Company plans to focus more of its own resources in developing new products in 2004 and continue to build its research and development competency. Research and development expenses were $1.1 million in 2003, $1.0 million in 2002 and $1.2 million in 2001.

     Intellectual Property. The Company uses the following marks in connection with its products: Field MousePad, Field Workstation, Technology Module, EnVoy, Field Lite, Power Lite, IN Rave, ReVolution, Kontron and the Kontron Logo. The Company has federal trademark registrations with respect to Field MousePad, Field WorkStation, Technology Module and FieldWorks, Inc. and Design. These registrations are registered on the Supplemental Register. Supplemental Registrations do not confer the same rights as Principal Registrations. Specifically, Supplemental Registrations do not serve as prima facie evidence of the validity of the registration, the registrant’s ownership of the mark, or the registrant’s exclusive right to use the mark. In addition, the filing date of the application does not confer any right of priority. The Company is aware that there are third parties that have claimed and may claim superior rights, in certain territories in the United States, to the use of certain of the marks in which the Company claims rights. Kontron and Kontron Logo are registered trademarks of Kontron Instruments Holding N.V. and Kontron Electronik GmbH, respectively. Kontron Electronik GmbH has filed a federal trademark application with respect to the Field Lite Mark. Power Lite and IN Rave are unregistered trademarks of Kontron Electronik GmbH. The Company has full unconditional licenses to use the Field Lite, Power Lite, IN Rave, Kontron and Kontron Logo trademarks in all sales and marketing activities.

     Employees. As of December 31, 2003, the Company employed 42 full-time employees and 3 part-time employees, of whom 19 were engaged primarily in operations, 11 were engaged primarily in sales and marketing, 9 were engaged primarily in engineering and research and development, and 6 were engaged primarily in administration. The Company also employs temporary employees and contract employees, as necessary. No employees are represented by any labor union or other collective bargaining unit. The Company believes that its relations with its employees are good.

     Assets. All of the Company’s long-lived assets are located in the United States.

     Available Information. Our website is: http://www.kontronmobile.com. We make available, free of charge, through our Website our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities and Exchange Act of 1934, as amended

(the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

RISK FACTORS

     Kontron Mobile Computing, Inc. (“we” or “us”), or persons acting on our behalf, or outside reviewers we have retained who are making statements on our behalf, or underwriters, from time to time, may make, in writing or orally, “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and incorporated in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. This Cautionary Statement is for the purpose of qualifying for the “safe harbor” provisions of the Act and is intended to be a readily available written document that contains factors which could cause results to differ materially from those projected in the forward-looking statements. These factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any forward-looking statement.

     The following matters, among others, may have a material adverse effect on our business, financial condition, liquidity, results of operations or prospects, financial or otherwise. Reference to this Cautionary Statement in the context of a forward-looking statement shall be deemed to be a statement that any one or more of the following factors may cause actual results to differ materially from those that we have projected, forecast, estimated or budgeted in any forward-looking statement or statements:

Risks Related to Our Operations

     We have a history of losses. As of December 31, 2003, we had an accumulated deficit of $36.3 million. Although we achieved net income in 2003 for the third year in a row, we expect to continue to incur significant operating expenses and, as a result, will need to generate significant revenues to sustain profitability, which may not occur. Even if we do sustain profitability, we may be unable to increase profitability on a quarterly or annual basis in the future. Our ability to increase revenues and achieve sustained profitability and positive cash flow over the next several years will depend primarily upon market acceptance of, and achievement of material sales from, new products, including the ReVolution, of which there can be no assurance.

     We cannot assure you that we will generate sufficient sales to allow us to continue to operate profitably. The market for the kind of computing platforms and solutions we sell is limited. The rugged computing platforms that we use are both heavier and more expensive than most consumer portable personal computers. Our success will depend upon our ability to expand the tools and services we offer, penetrate our key vertical markets of government, military, public services, utilities, and other field service organizations, and continue our reduction in product costs and time to market. We cannot assure you that our current or new products will gain widespread acceptance or that we will generate sufficient sales to allow us to continue to operate profitably. We will in particular suffer adverse effects if the market for the kind of computing solutions and products we sell declines.

     Our ability to develop solutions around our rugged platforms will influence our ability to compete in the marketplace. We have had a history of designing and delivering hardware platforms for extreme environments and will continue to capitalize on this strategy. The Company’s strategy is to be a key provider of tools and services to facilitate field data acquisition, test and measurement, telemetry, mobile computing and communication applications through the partnership with value-added resellers and OEMs. To produce these solutions, we combine appropriate hardware, software and peripherals and also provide service and support. To succeed with this approach, we will need to design, develop, conceptualize and support computing solutions that address the needs of these vertical markets. We cannot guarantee that we will be able to do this in a timely, cost-effective manner or that our target markets will accept the solutions that we do introduce.

     We depend on third-party manufacturers to produce some of our products. We depend on third-party manufacturers, some of whom are located outside the United States, to manufacture and assemble some of our products. For example, our newest product, ReVolution, is being manufactured in Taiwan. This reliance on third-party manufacturers results in dependence on the timely delivery of high quality products from these manufacturers and may leave us with less flexibility and control over the manufacturing process than if we conducted all of these operations internally. These manufacturers (including the manufacturers of subassemblies included in our final products) may not timely deliver the items they are expected to produce. Any occurrence of this sort could compromise our ability to deliver our products and solutions in a timely fashion. It could also require us to make alternative arrangements, which might not be available on acceptable terms or on a timely basis. If we were unable to make alternative arrangements, our business and financial condition could suffer.

     Our failure to anticipate or rapidly respond to changing customer demands could adversely affect our market position. Both the computer industry and the diagnostic and data collection instrument industry are characterized by rapid technological change, including changes in customer requirements, frequent new product introductions and enhancements, and evolving industry standards. Our success will depend in part on our ability to keep pace with technological developments and emerging industry standards and to respond to customer requirements by enhancing our current products and developing and introducing new solutions and products. Our market position will be adversely affected if we do not adequately anticipate or rapidly respond to changes of this type. Technological advances may also increase the level of competition in our market niche.

     Intense competition could reduce our market share and harm our financial performance. We occupy a niche in the portable computer market. In this niche, our products face direct competition from companies producing portable computers intended for field use such as Dolch Computer Systems; Getac Corp.; Itronix Corp.; DRS, Inc.; Motorola, Inc.; Data 911; Northrup Grumman; and Panasonic Personal Computer Company. Our computing platforms also face indirect competition from a variety of different companies and products, including consumer portable personal computers, customized portable personal computers, tablet personal computers and single-purpose diagnostic and data collection instruments.

     Both the computer industry and the diagnostic and data collection instrument industry are intensely competitive. To the extent that we and our current direct competitors expand and develop the market niche that we currently service, other manufacturers may turn their attention to it and begin to produce products directly competitive with those we offer. Many of the companies that produce or may produce devices that compete or may compete, directly or indirectly, with ours have greater name recognition, larger client bases and substantially more financial, technological and marketing resources than we do. These factors may provide them with significant advantages over us. Among other things, these factors may allow them to adapt more rapidly and effectively to changes in technology or in the market or to develop or market products that will be more widely accepted. Competitive pressures could result in reduced market share, price reductions, reduced margins and increased spending on marketing and product development, any of which could adversely affect our business.

     If we do not adequately manage our inventory we may be required to make write-offs in the future. In the past, we have written off portions of our parts inventory that have become obsolete. If our current policies aimed at preventing a recurrence prove ineffective, we may be required to do so again. Any significant future write-offs could have an adverse effect on our financial condition.

     We may not succeed in attracting and retaining the personnel we need for our business. Our future success depends substantially on our ability to attract and retain the personnel we need for our business. Our personnel needs include highly trained personnel for management, sales and engineering. We may not succeed in attracting and retaining the personnel we need for our business.

     Adverse events with respect to our international sales could have an adverse effect on our business and financial condition. In the year ended December 31, 2003, international sales represented approximately 11% of our net sales. All of our export sales are currently denominated in United States dollars. Changes in the value of the United States dollar relative to foreign currencies could have an effect on our competitiveness in foreign markets. In the future, if we were to denominate our export sales in foreign currencies, our financial condition and results of operations would become subject to foreign currency translations and the possibility of currency exchange or price controls or other restrictions on foreign currencies. If any of these events occurred, it could have an adverse effect on our business and financial condition.

     We depend on resellers for our product distribution. We distribute a portion of our products through independent sales representatives and distributors. We also sell our products to value-added-resellers (known as VARs) and systems integrators. Our success depends in large part upon the performance of these resellers and on our ability to attract new resellers. Many of our resellers also carry – and may have incentives to encourage purchase of – competitive products. Most of our resellers may terminate their written agreements with us with or without cause by giving us 30 days’ written notice. The loss of any of our major resellers or a failure to make acceptable arrangements with resellers in new markets could have a material adverse effect on us.

     We obtain a number of our components from single sources. Our rugged computing platforms employ a number of components not generally used in off-the-shelf personal computers, such as special hard disk drives, CD-ROM drives, floppy disk drives, displays and power supplies. We currently obtain a number of these components from single sources. It could create uncertainty and be costly and time-consuming if we had to change suppliers. If we could not obtain adequate or timely quantities of necessary components from our current suppliers, we might not be able to identify or access alternative sources within a reasonable period of time, on acceptable terms, or at all. Some of our current vendors use tools that have been designed for us and are our property. If we were required to change suppliers for these components, we would need either to move the necessary tools or to obtain new tools, either of which could entail significant cost and delay. Moreover, our small volume may limit our buying power and we may receive less favorable allocations and other terms such as price, timing or other factors than larger companies buying from the same suppliers. Any of these factors or a significant increase in the price of components could have a material adverse effect on our ability to manufacture and market our products.

     Potential fluctuations in our quarterly financial results make financial forecasting difficult. Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

•	long customer sales cycles (especially for customers that are government agencies or large corporations);

•	changes in customer buying patterns;

•	orders from significant customers in one quarter that are disproportionate in size or value compared to our other orders;

•	the timing and nature of customer returns;

•	the timing of the introduction of new products by us or our competitors;

•	our competitors’ tactics;

•	technological developments; and

•	the overall strength of the economy.

     All of these factors, along with the uncertainties associated with the introduction of any new product or product enhancement, in gauging ultimate customer demand, and in predicting general trends in the market for our tools and services, may limit our ability to plan for production and to forecast quarterly results of operations accurately. We believe that quarter-to-quarter comparisons of our operating results may not be a good indication of our future performance. Stockholders should not rely on our operating results for any particular quarter as an indication of our future operating results.

Risks Related to Intellectual Property

     Failure to protect our intellectual property rights could harm our brand and our ability to compete effectively. We rely on a combination of unpatented trade secrets and know-how and on the expertise of our employees. We do not rely on patented processes or technologies. The protective steps we have taken may be inadequate to deter misappropriation of our proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Effective trade secret protection may not be available in every country in which we offer or intend to offer our products and services. Likewise, others may independently develop or otherwise acquire unpatented and/or patented technologies or products similar or superior to ours. We claim trademark rights in four marks we use in connection with our products in the United States. We are aware that there are third parties that have claimed or may claim superior rights, in some U.S. territories, to use marks in which we claim rights. One or more of these third parties may contest our right to use or register our trademarks. We do not know whether any of the trademarks covered by our applications for registration will be found registrable, that registrations will issue, or that we can support the cost of defense of our trademarks. Failure to protect our intellectual property adequately could harm our brand and affect our ability to compete effectively. Defending our intellectual property rights could also result in the expenditure of significant financial and managerial resources, which could materially adversely affect our business.

     Loss of software licenses could have an adverse effect on us. We license some of the software that we include in our products from third parties. If any licensor terminated any of these licenses, we might not be able to license similar software from another party in a timely fashion, on acceptable terms, or at all.

     We may have to defend against intellectual property infringement claims, which could have an adverse effect on us whether or not we prevailed. Disputes over intellectual property are frequent in the high technology area. Although we believe that our business activities do not infringe the intellectual property rights of others, other parties may assert infringement claims against us or claim that we have violated a patent or other proprietary right belonging to them. Likewise, disputes may arise in the future with respect to ownership of technology developed by employees who were previously employed by other companies. Infringement claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. An adverse determination could subject us to significant liabilities, require us to seek licenses from or pay royalties to third parties or require us to develop appropriate alternative technology. We might not be able to do any of these things on acceptable terms, at an acceptable price, or at all. Any of these results could materially adversely affect our business.

Risks Related to Our Financial Condition

     A transaction with Kontron AG in response to its offer to acquire the shares of the Company’s common stock it does not already own may not be consummated. On December 3, 2003, the Company announced that it had received an offer from Kontron AG expressing the interest of Kontron AG to acquire all of the shares of the Company’s common stock not currently owned or controlled by Kontron AG. Kontron AG offered to pay $0.45 per share of common stock. The Company’s board of directors has formed a special committee comprised solely of independent directors to review the offer from Kontron AG. On January 8, 2004, the Company announced that the special committee hired Stonehill Group, LLP as its financial adviser. Fredrikson & Byron, P.A., serves as legal counsel to the special committee. The special committee is continuing to work with its financial and legal advisers to evaluate and assess Kontron AG’s offer. There can be no assurance, however, that a transaction with Kontron AG ultimately will be consummated. In addition, the Company and the special committee continue to incur expenses for legal, financial and accounting advisers which are required to be paid by the Company whether or not a transaction is consummated.

     Our Common Stock was delisted by Nasdaq and currently is traded on the Over The Counter Bulletin Board. In August 2000, our Common Stock was delisted from the Nasdaq SmallCap Market for failure to demonstrate sustained compliance with the net tangible assets listing requirement, and began trading on the Over The Counter Bulletin Board. There can be no assurance that our Common Stock will continue to meet the requirements required for listing on the Over The Counter Bulletin Board or that our Common Stock will continue to be publicly traded.

     We may need to raise additional cash during 2004 but may not be able to do so. Kontron has agreed to provide us financial support to enable us to meet our cash flow needs and obligations as and when they become due through the twelve-month period ended December 31, 2004. We also have a line of credit in place with an existing bank to fund potential cash requirements in excess of our current cash flow projection, if necessary. Nevertheless, we may need to raise additional capital. We may not be able to access sufficient capital when required on favorable terms, if at all. If we raise additional funds by issuing equity securities, existing shareholders may experience dilution in their ownership interest. If we raise additional funds by issuing debt securities, we may incur significant interest expense and become subject to covenants that could limit our ability to operate and fund our business. If we cannot obtain additional funds when required, we may be unable to realize our current plans and may even be forced to cease operations.

     Our loan agreements with Kontron are valued in Euros and our foreign currency forward contract may negatively impact our cash flow. In 2001, we began utilizing foreign currency forward contracts to protect against significant fluctuations in net income (loss) caused by the valuation of our loan agreement with Kontron. Our practice is to enter into a forward contract at the end of each quarter and settle the contract at the end of the subsequent quarter. Depending on the currency fluctuation of the United States dollar to the Euro, we either pay cash or receive cash when we mark-to-market each quarter. In 2003 and 2002, the Company received net proceeds from our forward contract of $1,217,496 and $793,300, respectively. If the United States dollar regains strength against the Euro, a portion of this amount or potentially more than this amount, may have to be re-paid when the forward contract is settled in future quarters. The uncertainty of the fluctuation of the United States dollar to the Euro could cause cash flow problems.

Risks Related to Our Corporate Structure

     One of our shareholders owns a significant percentage of our outstanding stock and by virtue of that ownership and various contractual rights has significant influence over our operations and strategic direction. Kontron owns approximately 65% of our Common Stock, assuming conversion of our outstanding shares of Preferred Stock. In addition, two designees of Kontron currently serve on our Board of Directors. Kontron’s majority ownership stake gives Kontron the ability to control the outcome of votes of our shareholders, and therefore results in Kontron having significant influence on our operations and strategic direction. Kontron’s ownership may also have the effect of delaying, deterring or preventing a change in control or a change in the composition of our Board of Directors.

     Our charter documents and Minnesota law may discourage a takeover of our Company. Provisions of our articles of incorporation, bylaws and Minnesota law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders.

     We do not intend to pay dividends. We currently intend to retain any earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

ITEM 2. Properties

     The Company’s main operations are conducted in Eden Prairie, Minnesota, at a leased site of approximately 53,000 square feet. The lease term is November 1998 through November 2004. The Company has subleased two portions of the site: 12,422 square feet of office space has been subleased for the period of September 1, 2000 to November 30, 2004 and 4,728 square feet of warehouse space has been subleased with an original ending date of June 30, 2001 that has now become month-to-month and is cancelable by either party with a 60-day notice.

     As of August 2002, the sublessee in the larger space notified the Company that it was unable to meet its full rent obligation. The Company agreed to accept a demand promissory note for each month that the sublessee paid short, bearing simple interest at the rate of 12% per annum, compounded monthly. On December 11, 2003, the Company and the sublessee entered into a lease amendment. Under the terms of the amendment, the sublessee paid the Company $70,000 and the Company accepted this as full payment of all previous promissory notes and accrued interest on those notes, forgiving $56,023 in promissory notes through November 30, 2003. The Company agreed to accept reduced rent for December 2003 through March 2004 in full payment for those periods and the sublessee is not obligated to pay any additional rent beyond March 31, 2004. The Company will give the sublessee at least 60 days notice to vacate its current space, but would allow the sublessee to continue occupying its current premises on a rent-free basis through the duration of the original lease agreement if the Company should not require the space.

     In light of the anticipated expiration of its current lease in November 2004, the Company is currently reviewing options for potential new facilities in 2004.

ITEM 3. Legal Proceedings

     The Company is not involved in any pending legal proceedings.

ITEM 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the Company’s fourth quarter ended December 31, 2003.

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Market Information. The Company’s common stock is traded on the Over the Counter Bulletin Board under the symbol “KMBC.” Prior to August 25, 2000, the Company’s common stock was traded on the Nasdaq SmallCap Market. The following table shows the range of high and low price information as quoted on the Over the Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2003	2002	2003	2002	2003	2002	2003	2002
Price range of common stock:
High	$.40	$.83	$.51	$.82	$.37	$.70	$.60	$.48
Low	.30	.60	.28	.55	.29	.35	.32	.27

     Shareholders. As of March 1, 2004, there were 136 holders of record of the Company’s Common Stock. The Company believes that the actual number of its beneficial shareholders is significantly higher than the number of record holders, since a portion of our common stock is held in street name.

     Dividends. The Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. Selected Financial Data

Selected Statements of Operations Data: (in thousands, except per share amounts)

	Year Ended
	December 31,	December 31,	December 30,	December 31,	January 2,
	2003	2002	2001	2000	2000
Net sales	$11,980	$12,225	$17,306	$15,696	$25,329
Cost of sales	6,876	6,695	9,487	17,390	17,950

Gross profit (loss)	5,104	5,530	7,819	(1,694)	7,379
Operating expenses:
Sales and marketing	1,919	2,293	2,747	4,413	5,633
General and administrative	1,236	1,187	1,740	3,949	2,998
Research and development	1,010	1,040	1,205	4,213	3,414
Product upgrade and restructuring costs	—	—	—	502	400

Total operating expenses	4,255	4,520	5,692	13,077	12,445

Operating income (loss)	849	1,010	2,127	(14,771)	(5,066)
Gain (loss) on foreign currency	(141)	(169)	208	—	—
Interest expense, net	(531)	(692)	(1,275)	(1,765)	(317)
Other income (expense), net	—	—	(120)	(641)	3

Net income (loss)	177	149	940	(17,177)	(5,380)
Beneficial conversion feature applicable to preferred shareholders	—	—	—	(521)	—

Net income (loss) applicable to common shareholders	$177	$149	$940	$(17,698)	$(5,380)

Basic and diluted loss per common share:
Net income (loss) per common share	$.01	$.01	$.06	$(1.92)	$(.61)

Basic weighted average common shares outstanding	14,953	14,953	14,945	9,241	8,874

Diluted weighted average common shares outstanding	20,422	20,422	15,029	9,241	8,874

Selected Balance Sheet Data: (in thousands)

	December 31,	December 31,	December 30,	December 31,	January 2,
	2003	2002	2001	2000	2000
Cash and cash equivalents	$1,694	$2,031	$2,074	$553	$87
Working capital (deficit)	3,472	3,373	(4,382)	(5,851)	1,829
Total assets	6,270	6,416	6,916	7,475	12,014
Notes payable, net	7,104	7,462	6,938	5,881	2,228
Capital lease obligations	—	—	—	39	80
Total debt	7,104	7,462	6,938	5,920	2,308
Accumulated deficit	(36,264)	(36,441)	(36,589)	(37,530)	(19,832)
Total shareholders’ equity (deficit)	(3,692)	(3,869)	(4,018)	(4,985)	1,403

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Cautionary Statement Regarding Forward-Looking Statements. This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this report, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases “believes,” “anticipates,” “expects,” “intends,” “estimates,” “should”, “may” or similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of new products, market acceptance of new products and services, technological obsolescence, dependence on third-party manufacturers and suppliers, risks associated with the Company’s dependence on proprietary technology and the long customer sales cycle. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements.

Readers are urged to carefully review the various disclosures made by the Company in this report, including in particular Exhibit 99.1 to this report, and in other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s business.

     Operating Results. The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:

		For the Years Ended
	December 31,	December 31,	December 30,
	2003	2002	2001
Net sales	100%	100%	100%
Cost of sales	57	55	55

Gross profit	43	45	45
Operating expenses:
Sales and marketing	16	19	16
General and administrative	11	10	10
Research and development	9	8	7

Total operating expenses	36	37	33

Operating income	7	8	12
Gain (loss) on foreign currency	(1)	(1)	1
Interest expense, net	(4)	(6)	(7)
Other expense, net	—	—	(1)

Net income applicable to common shareholders	2%	1%	5%

     Market Trends. The demand for rugged mobile computers continues to expand on a worldwide basis. The availability of high-powered portable computer technology coupled with application specific technologies and the proliferation of wireless communications contributes to the increased demand. The Company expects increased requirements to improve the efficiency in field-based work forces to link field workers into corporate information systems. Customers are demanding more functionality for less money due to recent short-term decreases in capital spending among public safety, military and private field forces worldwide. The Company expects the market for ruggedized computers to grow in 2004 where total-cost-of-ownership studies have proved the value of rugged platforms used in the field is significantly higher then consumer grade notebooks, with OEM customers being the highest growth segment for the Company. Increased spending in telecommunications, military, homeland defense are driving the need for rugged building blocks that the Company can provide to large OEM solution providers.

     Off Balance Sheet Arrangements and Contractual Obligations. The following table summarizes the Company’s future estimated cash payments under existing contractual obligations, including payments due by period. All current contractual obligations are related to operating leases. See discussion under Note 7, Commitments and Contingencies.

		Payments due by period
		Less
		than 1	1-3	3-5	More than
Contractual Obligations	Total	year	years	years	5 years
Long-Term Debt	$7,103,910	—	—	—	$7,103,910
Capital Lease Obligations	—	—	—	—	—
Operating Leases	449,000	$449,000	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Registrant’s Balance Sheet under GAAP	—	—	—	—	—

Total	$7,552,910	$449,000	—	—	$7,103,910

     Critical Accounting Policies. Financial Reporting Release (FRR) No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements.

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

     Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), as amended by SAB 101A, 101B and 104. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

     The Company’s revenue recognition policy is significant because the Company’s revenue is a key component of its results of operations. The Company generally recognizes revenue upon shipment of its products. In certain limited situations, at the customer’s written request, the Company enters into bill and hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. The Company recognizes revenues associated with bill and hold arrangements when the product is complete, ready to ship, and all bill and hold revenue recognition criteria have been met. Accruals for sales returns and other allowances are provided at the time of shipment based on experience. Service revenue, including non-warranty work and related parts sales, is recognized as earned. Extended warranty contracts are offered, generally as a separately priced arrangement with the customer. Revenues related to extended warranties are recorded as deferred revenue and recognized ratably over the term of the related agreements. The Company has concluded that its revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB 101, as amended.

     Inventories. Inventories are stated at the lower of cost, as determined by the first-in, first-out cost method, or market value. The Company’s inventory monitoring controls reduce the potential for write-downs of inventory due to obsolescence; however, there can be no assurance that future inventory write-downs will not be required. Inventory is coded to reflect the product for which it is primarily used, allowing the Company to better manage its inventory and to assist in making forecast updates.

     The Company reviews its inventory quantities on hand quarterly and records a provision for estimated obsolescence or unmarketable inventory based upon usage and assumptions about future demand and market conditions.

     Warranties. The Company warrants its products against defects in materials and workmanship under normal use and service for one year from the date of purchase with the exception of the ReVolution which has a three-year limited warranty on some components and a one-year warranty on some devices and accessories. Warranty costs for existing products, including parts and labor, are estimated based on actual historical experience. Management uses that historical data to accrue reserves to cover estimated costs based on units in the field under warranty. Management reviews the estimated warranty liability on a quarterly basis to determine its adequacy. While the Company’s warranty costs have historically been within its expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same warranty return rates or repair costs it has in the past.

     While the Company engages in product quality programs and processes, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

     Related Party Transactions. The Company sells certain products to Kontron and the Kontron group of companies for further resale outside North America. These sales were approximately $0.9 million in 2003, $1.1 million in 2002, and $1.3 million in 2001. The Company also buys products from these related entities for further resale within North America. These purchases were approximately $4.2 million in 2003, $2.0 million in 2002, and 0.8 million in 2001. The Company and the Kontron group of companies are operating under agreements regarding the sales and purchases from each other.

     Included in the financial statements are approximately $185,000 and $119,900 of related party receivables and approximately $959,600 and $412,400 of related party payables as of December 31, 2003 and December 31, 2002, respectively.

     The Company has a credit line agreement with Kontron to provide up to 8.5 million Euros for operations ($10.6 million based on December 31, 2003 exchange rate). Borrowings under this agreement bear interest at 8% per annum (payable monthly). The maturity date of the note is July 1, 2011. Outstanding borrowings under this line of credit were approximately $7.1 million at December 31, 2003 and approximately $7.5 million at December 31, 2002. Refer to the Liquidity and Capital Resources section for further discussion.

     On December 3, 2003, the Company announced that it had received an offer from Kontron AG expressing the interest of Kontron AG to acquire all of the shares of the Company’s common stock not currently owned or controlled by Kontron AG. Kontron AG offered to pay $0.45 per share of common stock. The Company’s board of directors has formed a special committee comprised solely of independent directors to review the offer from Kontron AG. On January 8, 2004, the Company announced that the special committee hired Stonehill Group, LLP as its financial adviser. Fredrikson & Byron, P.A., serves as legal counsel to the special committee. The special committee is continuing to work with its financial and legal advisers to evaluate and assess Kontron AG’s offer. There can be no assurance, however, that a transaction with Kontron AG ultimately will be consummated. In addition, the Company and the special committee continue to incur expenses for legal, financial and accounting advisers which are required to be paid by the Company whether or not a transaction is consummated.

     Accounting Pronouncements. In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 establishes accounting and disclosure requirements for a company’s obligations under certain guarantees that it has issued. A guarantor is required to recognize a liability for the obligation it has undertaken in issuing a guarantee, including the ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. FIN 45 also requires expanded disclosure of information related to product warranty amounts recorded in the financial statements. The Company adopted the provision effective for the quarter ended March 31, 2003. The implementation of this interpretation does not have a significant impact on the financial statements; however, it requires additional footnote disclosures.

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

     As required under Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), the following table presents the changes in the Company’s warranty liability for the years ended December 31, 2003 and 2002:

Aggregate Changes in
		Aggregate	the Liability for
		Reductions in the	Accruals Related to	Aggregate Changes in
		Liability for	Product Warranties	the Liability for Accruals
	Beginning	Payments Made	Issued During the	Related to Pre-Existing	Ending
Year	Balance	Under the Warranties	Reporting Periods	Warranties	Balance
2003	$332,169	$(135,828)	$135,828	$(129,169)	$203,000
2002	332,169	(170,084)	170,084	—	332,169

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosures about an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

     The Company has adopted the disclosure provisions of SFAS No. 148. Accordingly, under the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its stock option plans. In accordance with APB 25, no compensation expense was recognized as the exercise price of the Company’s stock options was equal to the market price of the underlying stock on the date of grant and the exercise price and number of shares subject to grant were fixed. If the Company had elected to recognize compensation expense based on the fair value of the options granted at the date of grant and in respect to shares issuable under the Company’s equity compensation plans as prescribed by SFAS No. 123, net income and diluted earnings per share using the Black-Scholes option-pricing model would have been reduced to the pro forma amounts indicated in the table below:

	2003	2002	2001
Net income, as reported	$177,246	$148,722	$940,359
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(231,579)	(265,274)	(29,642)

Pro forma net income (loss)	$(54,333)	$(116,552)	$910,717

Net income (loss) per share:
Basic and diluted — as reported	$.01	$.01	$.06
Basic and diluted — pro forma	—	(.01)	.06

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is applicable for contracts entered into or modified after June 30, 2003. The implementation of this statement does not have a significant impact on the financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of this statement does not have a significant impact on the financial statements.

COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

     Net Sales. Net sales for 2003 were $12.0 million, a decrease of $0.2 million or 2% from 2002 net sales of $12.2 million. Unit volumes of the 8000 Series represented 29% of total units in 2003 compared to 52% in 2002. The decrease is due to reduced demand for the product. Unit volumes of the EnVoy product represented 38% of total units in 2003 compared to 14% in 2002. The increase in sales was attributable to two large orders with Visteon and Jackson County, Michigan Sheriff’s department in 2003 with no comparable large orders in 2002. Unit volumes of ReVolution presented 19% of total units in 2003. The Company began shipping the ReVolution in March 2003 so year-over-year figures are not available. Sales of the 2000 Series Mobile Data Server represented 11% of total units in 2003 compared to 22% in 2002. The decrease in sales was attributable to a large United States Army order in 2002 with no comparable large orders in 2003. Revenue for the E-Tool product included development fees. Combined unit volumes of the Field Lite, Power Lite and IN Rave represented 4% of total units in 2003 compared to 10% in 2002. The decrease is due to reduced demand for these products.

     Sales by product line were as follows:

	2003		2002		2001
8000 Series	$4,401,000		$6,365,000		$7,770,000
EnVoy	3,230,000		1,520,000		2,235,000
ReVolution	1,641,000	(1)	—		—
2000 Series	1,578,000		2,879,000		5,905,000
E-Tool	398,000	(2)	—		—
Field Lite	439,000	(3)	599,000	(3)	248,000	(3)
Power Lite	156,000	(3)	256,000	(3)	13,000	(3)
IN Rave	20,000	(3)	119,000	(3)	89,000	(3)
5000 Series	117,000	(4)	487,000	(4)	1,046,000	(4)

	$11,980,000		$12,225,000		$17,306,000

(1)	The ReVolution was introduced in 2003.

(2)	Includes payment for E-Tool development fees.

(3)	The Field Lite, Power Lite and IN Rave are Kontron products. The Company began marketing these products in 2001.

(4)	The 5000 Series product was discontinued in fiscal year 2000. Revenues in 2001, 2002 and 2003 related to sales of remaining units on hand.

     International sales decreased to $1.3 million, or 11% of net sales in 2003 from $1.6 million, or 13% of net sales in 2002. The majority of international sales are in Europe, including $0.8 million in 2003 and $0.9 million in 2002. The Company believes that international sales as a percentage of net sales for the year 2004 will be in the low- to mid-teen % range with little impact on the Company’s results of operations and liquidity. The Company records all sales in U.S. Dollars.

     Gross Margin. Gross margin decreased to $5.1 million in 2003 from $5.5 million in 2002. Gross margins, as a percentage of net sales, decreased to 43% in 2003 as compared to 45% in 2002 due to the mix of products sold. The Company’s gross margin will fluctuate as a result of a number of factors, including mix of products sold, inventory obsolescence, the proportion of international sales, large customer contracts (with the associated volume discounts) and other manufacturing expenses.

     Sales and Marketing. Sales and marketing expenses include salaries, incentive compensation, commissions, travel, trade shows, technical support and professional services personnel and general advertising and promotion. These expenses also include the labor and material costs related to maintaining the Company’s standard one-year warranty program on all products with the exception of the ReVolution which has a three-year limited warranty on some components and a one-year warranty on some devices and accessories. Sales and marketing expenses were $1.9 million in 2003, a decrease of $0.4 million as compared to $2.3 million in 2002. As a percentage of net sales, sales and marketing expenses decreased to 16% in 2003 as compared to 19% in 2002. The decrease is due to aggregate changes in the warranty liability for accruals related to pre-existing warranties, in addition to a change in the commission payment structure and lower advertising costs.

     General and Administrative. General and administrative expenses include the Company’s executive, finance, information services and human resources departments. These expenses stayed consistent at $1.2 million in 2003 and 2002. As a percentage of net sales, general and administrative expenses increased to 11% in 2003 as compared to 10% in 2002. The increase in percent is due to slightly lower revenue in 2003 over which to allocate the expenses.

     Research and Development. Research and development expenses are incurred in the design, development and testing of new or enhanced products, services and customized computing platforms. All research and development costs are expensed as incurred. These expenses increased to $1.1 million in 2003 from $1.0 million in 2002. As a percentage of net sales, research and development expenses increased to 9% in 2003 from 8% in 2002. The increase is due to higher development costs.

     Loss on Currency Conversion. The Company’s credit agreements with Kontron allow for borrowings which are payable in Euros. In the second quarter of 2001, the Company began utilizing foreign currency forward contracts to protect against significant fluctuations in net income (loss) caused by changes in Euro exchange rates. The Company’s practice is to enter into a forward contract at the end of each quarter and settle the contract at the end of the subsequent quarter. The Company records gains and losses on these derivative contracts (which are not designated as hedging instruments for accounting purposes) in net income (loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, “Derivatives and Hedging Activities.” For the year ended December 31, 2003, the Company recorded a net loss on currency conversion of

$140,080. For the year ended December 31, 2002, the Company recorded a net loss on currency conversion of $169,222. As of December 31, 2003, the Company entered into a new forward contract whereby the Company can hedge up to 5.8 million Euros.

     The Company currently has no other balances or transactions conducted in a foreign currency.

     Interest Expense, Net. Net interest expense of $0.5 million was recorded in 2003 compared to $0.7 million in 2002. The decrease in interest expense is due to the reduction of the interest rate of the Kontron note payable from 10% to 8%, effective March 1, 2003, in addition to a $1,655,000 reduction of the principal balance as part of a February 2003 repayment.

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

     Sales by product line were as follows:

	2002		2001		2000
8000 Series	$6,365,000		$7,770,000		$5,313,000
2000 Series	2,879,000		5,905,000		4,796,000
EnVoy	1,520,000	(1)	2,235,000	(1)	—
Field Lite	599,000	(2)	248,000	(2)	—
IN Rave	119,000	(2)	89,000	(2)	—
Power Lite	256,000	(2)	13,000	(2)	—
7000 Series	—	(3)	—	(3)	1,826,000	(3)
5000 Series	487,000	(4)	1,046,000	(4)	3,761,000	(4)

	$12,225,000		$17,306,000		$15,696,000

(1)	The EnVoy product was introduced in 2001.

(2)	The Field Lite, IN Rave and Power Lite are Kontron products. The Company began marketing these products in 2001.

(3)	The 7000 Series product was discontinued and replaced with the 8000 Series product in fiscal year 2000.

(4)	The 5000 Series product was discontinued in fiscal year 2000. Revenues in 2001 and 2002 related to sales of remaining units on hand.

     International sales decreased to $1.6 million, or 13% of sales in 2002 from $2.4 million, or 14% of net sales in 2001. The majority of international sales are in Europe, including $0.9 million in 2002 and $1.9 million in 2001.

     Gross Margin. Gross margin decreased to $5.5 million in 2002 from $7.8 million in 2001. Gross margins, as a percentage of net sales, remained constant at 45% in 2002 and 2001. The Company’s gross margin will fluctuate as a result of a number of factors, including mix of products sold, inventory obsolescence, the proportion of international sales, large customer contracts (with the associated volume discounts) and other manufacturing expenses.

     Sales and Marketing. Sales and marketing expenses include salaries, incentive compensation, commissions, travel, trade shows, technical support and professional services personnel and general advertising and promotion. These expenses also include the labor and material costs related to maintaining the Company’s standard one-year warranty program. Sales and marketing expenses were $2.3 million in 2002, a decrease of $0.4 million as compared to $2.7 million in 2001. As a percentage of net sales, sales and marketing expenses increased to 19% in 2002 as compared to 16% in 2001. The decreased dollars are due to lower sales commissions paid on lower revenue. The increased percent is due to lower revenue over which to allocate the costs.

     General and Administrative. General and administrative expenses include the Company’s executive, finance, information services and human resources departments. These expenses decreased to $1.2 million in 2002 compared to $1.7 million in 2001. As a percentage of net sales, general and administrative expenses stayed constant at 10% in 2002 and 2001. The decreased dollars are due to lower legal fees and bad debt expense.

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

     Loss on Foreign Currency. The Company’s credit agreements with Kontron allow for borrowings which are payable in Euros.

     In the second quarter of 2001, the Company began utilizing foreign currency forward contracts to protect against significant fluctuations in net income (loss) caused by changes in Euro exchange rates. The Company’s practice is to enter into a forward contract at the end of each quarter and settle the contract at the end of the subsequent quarter. The Company records gains and losses on these derivative contracts (which are not designated as hedging instruments for accounting purposes) in net income (loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, “Derivatives and Hedging Activities,” and also marks the related debt instrument to market under SFAS No. 52, “Foreign Currency Translation.” These loss amounts are included in the net foreign currency loss of $169,222 recorded in 2002 and the net foreign currency gain of $207,664 recorded in 2001. As of December 31, 2002, the Company’s forward contract arrangements allowed the Company to hedge up to 7.0 million Euros.

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

     Other Expense, Net. There were no costs booked to other expense in 2002 compared to approximately $119,700 in 2001. The majority of the 2001 costs were related to the payments that were required to be made under a legal settlement. On April 28, 2000, the Company entered into an Engagement Agreement with Goldsmith, Agio, Helms & Lynner, Ltd. (“GAH”) to act as its agent to assist with a merger, sale or similar transaction, for a minimum period of six months. The Company cancelled the agreement with GAH after being approached by Kontron about the transaction that eventually closed in December 2000. GAH pursued legal proceedings against the Company and in September 2001, an arbitrator found that the Company was required to pay damages of $792,000 to GAH. These costs were classified as “other expense” in the Company’s 2001 and 2000 statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

     For the third consecutive year, the Company achieved profitability and had a positive cash flow from operating activities in two of the three prior years. The Company realizes that continuous management of sales, gross margins and cash is necessary to improve liquidity. There can be no assurance that the Company will be successful in achieving these measures. Circumstances that are reasonably likely to affect liquidity include changes in technology, dependence on key customers, decrease in demand for the Company’s products and reliance on Kontron for financing and research and development support.

     In 2004, one of the Company’s focus areas is long-term growth by introducing new products that will further penetrate existing markets as well as new and growing markets. In 2003, the Company introduced enhancements to existing product lines: an enhanced EnVoy with a Kontron-designed faster CPU module, the FW8500 with enhanced features and performance based on another Kontron-designed CPU module, and a new 12.1” high-bright display option for EnVoy. The ReVolution began shipping in early 2003 and went into full production in early fall 2003. The ReVolution offers the Company new market opportunities that the existing, mature products do not have the features to achieve. Additional new products are planned to replace older products and allow for growth through 2004. The Company continues to be focused on further cost reductions through on-going product re-design initiatives by Kontron worldwide mobile design teams.

     As in 2003, the Company intends to continue funding its own cash needs in 2004 without assistance from Kontron. To be successful, the Company will focus on increased sales and profitability, in addition to working capital management. In 2003, the Company incurred charges for interest expense to Kontron of approximately $548,000, relating to the note payable to Kontron. In the first quarter of 2003, the Company repaid $2.0 million to Kontron. However, there can be no assurance that additional repayments will be possible.

     Kontron has provided the Company with a written agreement to provide financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through December 31, 2004, if necessary. As of December 31, 2003, Kontron controlled approximately 65% of the Company. The Company has a line of credit agreement with Kontron which allows for borrowings of up to 8.5 million Euros for operations ($10.6 million based on December 31, 2003 exchange rate.) Borrowings under this agreement bear interest at 8% per annum (payable monthly). The maturity date of the note is July 1, 2011. Outstanding borrowings under this line of credit were approximately $7.1 million at December 31, 2003 and $7.5 million at December 31, 2002.

     In the first quarter of 2003, the Company repaid $2.0 million to Kontron, consisting of approximately $345,000 in accrued interest and approximately $1,655,000 in principal. However, due to the weakening dollar against the Euro, the note payable to Kontron only decreased by approximately $358,000 during 2003. The Company has a $750,000 line of credit with a commercial bank and if necessary, intends to use this line of credit to fund potential cash requirements in excess of its current cash flow projection. The line of credit expires May 15, 2004. There were no borrowings outstanding on this line of credit at December 31, 2003.

     The Company’s cash balance as of December 31, 2003 was $1.7 million as compared to the December 31, 2002 balance of $2.0 million and the December 30, 2001 balance of $2.1 million. The Company’s accounts receivable balance was $2.7 million at December 31, 2003, $3.1 million at December 31, 2002 and $3.0 million at December 30, 2001. The difference between 2003 and 2002 is due to lower sales in the fourth quarter of 2003 compared to the fourth quarter of 2002. Net inventories were $1.7 million at December 31, 2003, increased from $1.0 million at December 31, 2002 and $1.2 million at December 30, 2001. The change from 2003 to 2002 was attributable to related party purchases of the ReVolution product with no comparable purchases in 2002 and due to a reduction in the inventory reserve related to the disposal of unsalable products that did not have a material effect on net income as reported. Deferred revenue was $0.7 million at December 31, 2003, $1.1 million at December 31, 2002 and $1.3 million at December 30, 2001. The change from 2003 to 2002 was attributable to reduced sales of extended warranties. Accounts payable was $1.1 million at December 31, 2003, $0.8 million at December 31, 2002 and $1.3 million at December 30, 2001. The increase from 2003 to 2002 was attributable to related party purchases of the ReVolution product with no comparable purchases in 2002.

     The Company purchased approximately $8,000 of property, plant and equipment in 2003 as compared to $55,000 in 2002. The Company anticipates purchases of property, plant and equipment in 2004 will remain consistent with 2003.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     As of December 31, 2003 the Company had approximately $7.1 million outstanding on its line of credit from Kontron. This loan bears interest at 8% per annum, payable monthly. Both the principal amount borrowed under the line of credit and interest payable thereunder are payable in Euros. See the earlier discussion under “Foreign Currency Transactions” for a description of the foreign currency forward contract in effect. All remaining transactions of the Company are conducted and accounts are denominated in U.S. dollars. Based on its overall foreign currency rate exposure at December 31, 2003, and in light of the Company’s currently effective foreign currency forward contract, the Company does not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect its financial position or results of operations.

     The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents. The Company had $1.7 million in cash and cash equivalents at December 31, 2003. Based on analysis, shifts in money market rates would have an immaterial impact on the Company.

ITEM 8. Financial Statements and Supplementary Data

Supplementary Financial Information
       (in thousands, except per share amounts)

	2003				2002
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net Sales	$2,127	$2,864	$3,223	3,766	$3,156	$2,345	$2,357	$4,367
Gross Profit	924	1,366	1,199	1,615	1,492	929	935	2,174
Net Income (Loss) before extraordinary items and cumulative effect of a change in accounting	(301)	87	21	370	173	(211)	(547)	734
Net Income (Loss)	(301)	87	21	370	173	(211)	(547)	734
Net Income (Loss) per Common Share	(.02)	.01	—	.02	.01	(.01)	(.04)	.05

     The financial statements and notes thereto required pursuant to this Item begin on page 28 of this Annual Report on Form 10-K.

ITEM 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

     On July 23, 2002, the Audit Committee approved discontinuing the engagement of Arthur Andersen LLP (“Arthur Andersen”) as the Company’s independent auditors and engaging Deloitte & Touche LLP (“Deloitte & Touche”) to serve as the Company’s independent auditors for the year ending December 31, 2002. Arthur Andersen’s reports on the Company’s consolidated financial statements for each of the fiscal years ended December 30, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the Company’s fiscal years ended December 30, 2001 and December 31, 2000 and through July 23, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreements in connection with Arthur Andersen’s report on the Company’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K promulgated under the Exchange Act. During the fiscal years ended December 30, 2001 and December 31, 2000 and through July 23, 2002, the Company did not consult Deloitte & Touche with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K. The firm of Deloitte & Touche had been the independent auditors for the Company since July 23, 2002.

     On July 14, 2003, the Audit Committee approved discontinuing the engagement of Deloitte & Touche LLP (“Deloitte & Touche”) as the Company’s independent auditors and engaging Boulay, Heutmaker, Zibell & Co. P.L.L.P. (“BHZ”) to serve as the Company’s independent auditors for the year ending December 31, 2003. Deloitte & Touche’s report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audit for the Company’s fiscal year ended December 31, 2002 and through July 14, 2003, there were no disagreements between the Company and Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements, if not resolved to Deloitte & Touche’s satisfaction, would have caused Deloitte & Touche to make reference to the subject matter of the disagreements in connection with Deloitte & Touche’s report on the Company’s consolidated financial statements for such year; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K promulgated under the Exchange Act. During the fiscal year ended December 31, 2002 and through July 14, 2003, the Company did not consult BHZ with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K. The firm of Boulay, Heutmaker, Zibell & Co. P.L.L.P. has been the independent auditors for the Company since July 14, 2003.

Item 9A. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and President, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and President concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

     Changes in Internal Controls. During our fourth fiscal quarter, there were no significant changes made in our internal control over financial reporting (as defined in Rule 13(a) - 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The Company has adopted a code of ethics in compliance with applicable rules of the Securities and Exchange Commission that applies to its principal executive officer, its principal financial officer and its principal accounting officer or controller, or persons performing similar functions. The Company has posted a copy of the code of ethics on the Company’s website, at www.kontronmobile.com. The Company intends to disclose any amendments to, or waivers from, any provision of the code of ethics by posting such information on such website.

     The Company’s Board of Directors has determined that William P. Perron, the chairman of the Audit Committee of the Company’s Board of Directors, is an audit committee financial expert, as defined by the rules of the Securities and Exchange Commission.

     Other information required by this item is set forth in the Proxy Statement under the heading Election of Directors and is incorporated herein by reference.

ITEM 11. Executive Compensation

     Information required by this item is set forth in the Proxy Statement under the heading Executive Compensation and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information As of December 31, 2003

Number of securities
remaining available for future
	Number of securities to be	Weighted-average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	4,607,751	$1.31	368,777
Equity compensation plans not approved by security holders	None	None	None
Total	4,607,751	$1.31	368,777

     (1) Includes shares issuable under the Company’s 1994 Long Term Incentive and Stock Option Plan and 1996 Directors’ Stock Option Plan.

     Other information required by this item is set forth in the Proxy Statement under the heading Security Ownership of Certain Beneficial Owners and Management and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

     Information required by this item is set forth in the Proxy Statement under the heading Certain Transactions and is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

     Information required by this item is set forth in the Proxy Statement under the headings “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” “All Other Fees” and “Approval of Independent Auditor Services and Fees,” and is incorporated herein by reference.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Annual Report:

1.	Financial Statement Schedule: The following financial statement schedule of Kontron Mobile Computing, Inc. for the fiscal years ended December 31, 2003, December 31, 2002 and December 30, 2001, is filed as part of this Report and should be read in conjunction with the Financial Statements of Kontron Mobile Computing, Inc.

•	Schedule II—Valuation and Qualifying Accounts

•	Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

2.	Exhibits: The Exhibits listed on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Report.

(b)	Reports on Form 8-K:

The Company filed an 8-K dated November 14, 2003 reporting under Item 7 (“Financial Statements and Exhibits”) and Item 12 (“Results of Operations and Financial Condition”), a press release announcing the Company’s financial results for the third quarter ended September 30, 2003.

The Company filed an 8-K dated December 3, 2003 reporting under Item 5 (“Other Events”), a press release announcing that the Company has received an offer from Kontron AG expressing the interest of Kontron AG to acquire all of the shares of the Company’s common stock not currently owned or controlled by Kontron AG. Kontron AG offers to pay $0.45 per share of common stock.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONTRON MOBILE COMPUTING, INC.

By	/s/ Thomas Sparrvik

Thomas Sparrvik
Chief Executive Officer

Dated: March 30, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas Sparrvik Thomas Sparrvik	Chief Executive Officer (principal executive officer)	March 30, 2004
/s/ Dale R. Szymborski Dale R. Szymborski	President (principal financial and accounting officer)	March 30, 2004
/s/ David C. Malmberg David C. Malmberg	Chairman of the Board	March 30, 2004
/s/ Pierre McMaster Pierre McMaster	Director	March 30, 2004
/s/ William P. Perron William P. Perron	Director	March 30, 2004
/s/ Richard L. Poss Richard L. Poss	Director	March 30, 2004
/s/ Rudolf Wieczorek Rudolf Wieczorek	Director	March 30, 2004

INDEX TO EXHIBITS

Exhibit
No	Description
3.1	Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the exhibit 3.1 filed with the Company’s Registration Statement filed on Form S-1, File No. 333-18335)

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to the exhibit 3.4 filed with the Company’s Registration Statement filed on Form S-1, File No. 333-18335)

3.3	Articles of Merger amending the registrant’s Articles of Incorporation effective June 4, 2001 (incorporated by reference to the exhibit 3.1 filed with the Company’s Report on 8-K filed June 5, 2001)

4.1	Form of Certificate for Common Stock (incorporated by reference to the exhibit 4.1 filed with the Company’s Registration Statement filed on Form S-1, File No. 333-18335)

4.2	Amendment to Loan Agreement between Kontron Embedded Computers AG and the Company effective July 1, 2002 (incorporated by reference to the exhibit 4.1 filed with the Company’s Report on Form 10-Q for the quarter ended September 30, 2002)

10.1	1994 Long Term Incentive and Stock Option Plan, as amended, including forms of option agreements (incorporated by reference to the exhibit 10.24 filed with the Company’s Registration Statement filed on Form S-1, File No. 333-18335)

10.2	1996 Directors’ Stock Option Plan (incorporated by reference to the exhibit 10.25 filed with the Company’s Registration Statement filed on Form S-1, File No. 333-18335)

10.3	Form of Mutual Confidentiality Agreement for use with third parties (incorporated by reference to the exhibit 10.26 filed with the Company’s Registration Statement filed on Form S-1, File No. 333-18335)

10.4	Form of Employee Disclosure and Assignment Agreement (incorporated by reference to the exhibit 10.27 filed with the Company’s Registration Statement filed on Form S-1, File No. 333-18335)

10.5	Option Agreement, dated as of January 21, 1997, by and between the Company and David C. Malmberg (incorporated by reference to the exhibit 10.33 filed with the Company’s Registration Statement filed on Form S-1, File No. 333-18335)

10.6	Lease Agreement, dated May 16, 1997, by and between CSM Properties, Inc. and the Company (incorporated by reference to the exhibit 10.35 filed with the Company’s Report on Form 10-K for the fiscal year ended January 4, 1998)

10.7	Addendum to Lease, dated as of December 30, 1997, between the Company and CSM Properties, Inc. (incorporated by reference to the exhibit 10.36 filed with the Company’s Report on Form 10-K for the fiscal year ended January 4, 1998)

10.8	Warrant to purchase shares of Common Stock Including Exhibit A to Warrant Issued to Industrial- Works Holding Co., LLC by the Registrant on February 18, 2000 (Incorporated by reference to the exhibit 10.41 to the Company’s Registration Statement filed on Form S-2, File No. 333-34376)

10.9	Warrant to purchase shares of Common Stock Including Exhibit A to Warrant Issued to Industrial- Works Holding Co., LLC by the Registrant on February 23, 2000 (incorporated by reference to the exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 23, 2000)

10.10	Form of Mutual Non-disclosure Agreement (incorporated by reference to the exhibit 10.32 filed with the Company’s Report on Form 10-K for the fiscal year ended January 2, 2000)

10.11	Form of Non-disclosure Agreement (incorporated by reference to the exhibit 10.33 filed with the Company’s Report on Form 10-K for the fiscal year ended January 2, 2000)

Exhibit
No	Description
10.12	Form of Product Evaluation Agreement (incorporated by reference to the exhibit 10.35 filed with the Company’s Report on Form 10-K for the fiscal year ended January 2, 2000)

10.13	Sublease agreement between FieldWorks, Inc. and Four 51, Inc. dated July 19, 2000 (incorporated by Reference to the exhibit 10.1 filed with the Company’s Report on Form 10-Q for the fiscal quarter Ended October 1, 2000)

10.14	Agreement and Consent Regarding Sublease between CSM Properties, Inc., FieldWorks, Inc. and Four 51, Inc. dated August 8, 2000 (incorporated by reference to the exhibit 10.2 filed with the Company’s Report on Form 10-Q for the fiscal quarter ended October 1, 2000)

10.15	Operating Protocol Memorandum with Kontron Embedded Computers AG dated July 11, 2000 (incorporated by reference to the exhibit 10.7 filed with the Company’s Report on form 10-Q for the fiscal quarter ended July 2, 2000)

10.16	Sublease agreement between FieldWorks, Inc. and Alternative Business Furniture, Inc. dated December 11, 2000 (incorporated by reference to the exhibit 10.38 filed with the Company’s Report on 10-K for the fiscal year ended December 31, 2000)

10.17	Agreement and Consent Regarding Sublease between CSM Properties, Inc., FieldWorks, Inc. and Alternative Business Furniture, Inc. dated December 20, 2000 (incorporated by reference to the exhibit 10.39 filed with the Company’s Report on 10-K for the fiscal year ended December 31, 2000)

10.18	Employment Agreement with Thomas Sparrvik dated November 8, 2000 (incorporated by reference to the exhibit 10.40 filed with the Company’s Report on 10-K for the fiscal year ended December 31, 2000)

10.19	Compensation Agreement with Richard F. Woodruff, Jr. dated October 26, 2001 (incorporated by reference to the exhibit 10.21 filed with the Company’s Report on 10-K for the fiscal year ended December 31, 2002)

10.20	Consulting Agreement dated June 2, 2003 between the Company and David C. Malmberg (incorporated by reference to the exhibit 10.1 filed with the Company’s Report on form 10-Q for the fiscal quarter ended June 30, 2003)

10.21	2004 Compensation Plan for Thomas Sparrvik (filed herewith)

10.22	2004 Compensation Plan for Dale R. Szymborski (filed herewith)

10.23	Compensation Agreement with Dale R. Szymborski dated January 1, 2004 (filed herewith)

23.1	Consent of Boulay, Heutmaker, Zibell & Co. P.L.L.P. (filed herewith)

23.2	Consent of Deloitte & Touche LLP (filed herewith)

23.3	Notice regarding consent of Arthur Andersen LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$1,694,302	$2,031,285
Accounts receivable, net of allowance for doubtful accounts of $158,200 and $127,200	2,562,900	3,015,258
Accounts receivable, related parties	185,046	119,919
Inventories	1,678,254	975,263
Prepaid expenses and other	50,602	54,269

Total current assets	6,171,104	6,195,994

Property and Equipment:
Computers and equipment	1,172,007	1,163,624
Furniture and fixtures	800,706	800,706
Leasehold improvements	346,099	346,099
Less: Accumulated depreciation and amortization	(2,226,309)	(2,129,623)

Property and equipment, net	92,503	180,806
Deposits and Other Assets, net	6,556	39,398

Total Assets	$6,270,163	$6,416,198

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$144,527	$401,845
Accounts payable, related parties	959,627	412,425
Accrued warranty	203,000	332,169
Accrued compensation and benefits	255,154	272,312
Accrued interest to Kontron AG	450,575	—
Other accrued liabilities	148,684	340,174
Deferred revenue, short-term	537,372	1,064,292

Total current liabilities	2,698,939	2,823,217

Long Term Liabilities:
Note payable to Kontron AG	7,103,910	7,462,071
Deferred revenue, long-term	159,158	—

Total long term liabilities	7,263,068	7,462,071

Total Liabilities	9,962,007	10,285,288

Commitments and Contingencies (Note 7)
Shareholders’ Equity (Deficit):
Series B Convertible Preferred Stock, $.001 par value, 4,250,000 shares authorized; 4,250,000 issued and outstanding for both periods	4,250	4,250
Series C Convertible Preferred Stock, $.001 par value, 500,000 shares authorized; 500,000 issued and outstanding for both periods	500	500
Common stock, $.001 par value, 30,000,000 shares authorized; 14,952,926 issued and outstanding for both periods	14,953	14,953
Additional paid-in capital	32,551,972	32,551,972
Accumulated deficit	(36,263,519)	(36,440,765)

Total shareholders’ equity (deficit)	(3,691,844)	(3,869,090)

Total liabilities and shareholders’ equity (deficit)	$6,270,163	$6,416,198

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,	December 30,
	2003	2002	2001
Net Sales
	$11,979,760	$12,225,137	$17,306,146
Cost of Sales	6,876,308	6,694,759	9,486,877

Gross profit	5,103,452	5,530,378	7,819,269

Operating Expenses:
Sales and marketing	1,919,031	2,293,334	2,747,064
General and administrative	1,236,252	1,186,845	1,739,711
Research and development	1,099,345	1,040,481	1,205,491

Total operating expenses	4,254,628	4,520,660	5,692,266

Operating income	848,824	1,009,718	2,127,003
Gain (loss) on foreign currency	(140,080)	(169,222)	207,664
Interest expense, net	(531,498)	(691,774)	(1,274,607)
Other expense, net	—	—	(119,701)

Net income applicable to common shareholders	$177,246	$148,722	$940,359

Basic and Diluted Income Per Common Share:
Net income per common share	$.01	$.01	$.06

Basic weighted average common shares outstanding	14,952,926	14,952,926	14,945,293

Diluted weighted average common shares outstanding	20,421,676	20,421,775	15,028,848

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2000	4,750,000	$4,750	14,894,426	$14,894	$32,524,911	$(37,529,846)	$(4,985,291)
Exercise of stock options	—	—	58,500	59	27,061	—	27,120
Net income	—	—	—	—	—	940,359	940,359

Balance, December 30, 2001	4,750,000	4,750	14,952,926	14,953	32,551,972	(36,589,487)	(4,017,812)
Net income	—	—	—	—	—	148,722	148,722

Balance, December 31, 2002	4,750,000	4,750	14,952,926	14,953	32,551,972	(36,440,765)	(3,869,090)
Net income	—	—	—	—	—	177,246	177,246

Balance, December 31, 2003	4,750,000	$4,750	14,952,926	$14,953	$32,551,972	$(36,263,519)	$(3,691,844)

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,	December 30,
	2003	2002	2001
Operating Activities:
Net income	$177,246	$148,722	$940,359
Adjustments to reconcile net income to net cash provided by (used for) operating activities —
Depreciation and amortization	96,686	218,379	507,439
Provision for losses on accounts receivable	(67,358)	—	—
Provision for accrued warranty	(129,169)	—	—
Loss (gain) on foreign currency	140,080	169,222	(207,664)
Non-cash financing	—	—	330,750
Loss on disposal of property and equipment	—	—	30,144
Changes in operating items:
Accounts receivable	454,589	(182,555)	143,829
Inventories	(702,991)	216,013	1,296,367
Prepaid expenses and other	36,509	260,253	126,141
Accounts payable	289,884	(514,365)	(1,864,188)
Accrued expenses	181,539	(444,457)	(1,248,105)
Deferred revenue	(367,762)	(242,271)	567,569

Net cash provided by (used for) operating activities	109,253	(371,059)	622,641

Investing Activities:
Purchase of property and equipment	(8,383)	(54,818)	(23,861)

Financing Activities:
Proceeds from (repayments of) note to Kontron AG	(1,655,349)	(410,108)	3,933,781
Net proceeds from forward contracts	1,217,496	793,300	—
Repayment of subordinated notes	—	—	(3,000,000)
Proceeds from issuance of common stock	—	—	27,120
Payment of capitalized lease obligations	—	—	(38,598)

Net cash provided by (used for) financing activities	(437,853)	383,192	922,303

Change in Cash and Cash Equivalents	(336,983)	(42,685)	1,521,083
Cash and Cash Equivalents, beginning of year	2,031,285	2,073,970	552,887

Cash and Cash Equivalents, end of year	$1,694,302	$2,031,285	$2,073,970

Supplemental Cash Flow Disclosure:
Cash paid for interest	$344,651	$1,062,639	$1,349,856

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Nature of Business

     Operating Activities. Kontron Mobile Computing, Inc. (“Kontron Mobile Computing” or “the Company”), was incorporated in Minnesota in 1992 under its former name of FieldWorks, Incorporated and is dedicated to the development and sale of rugged portable computing solutions. The Company’s computer platforms are designed for demanding field environments, meeting military standards for shock, vibration, moisture and temperature extremes. The Company’s products have been designed with a modular system configuration that allows expansion paths including desktop-like ISA/PCI computer card expansion slots, PC card slots, serial ports, universal serial bus and custom modules. As a result, all platforms are flexible “electronic toolboxes” that integrate the user’s application-specific tools and technologies into one custom, rugged mobile solution.

     Kontron Mobile Computing’s focus is to be a key provider of tools and services to facilitate field data acquisition, test and measurement, telemetry, mobile computing and communication applications through the partnership with value-added resellers. The markets for the Company’s products consist of those businesses, armed forces, national and local governmental agencies and other entities that are seeking reliable mobile computing for field personnel and functions. The Company provides professional services including consulting services relating to product application, technical support, project management, product implementation and troubleshooting on post-installation questions. Software integration services, including loading and testing of multiple software applications, can be provided to relieve end users of the burden of installing software. On-site product training and consultation services tailored to customer requirements can also be provided.

     Kontron AG Equity Investment. On June 29, 2000, the Company entered into a Purchase and Option Agreement with FWRKS Acquisition Corp., a wholly owned subsidiary of Kontron AG (“Kontron”). The agreement was amended on August 16, 2000. Under the amended agreement, Kontron acquired 6 million shares of common stock of the Company for a purchase price of $5.4 million. In addition, the option Kontron previously granted to Industrial-Works Holding Co., LLC, (IWHC), a wholly owned subsidiary of Glenmount International was amended. As amended, IWHC was granted an option to acquire 62,000 shares of Kontron in exchange for preferred shares of the Company that were convertible into 3.4 million shares of the Company common stock. Both of these matters were approved at a special shareholders meeting held on October 18, 2000 and adjourned to October 27, 2000 and the transactions were closed in December 2000. As a result, Kontron controls approximately 65% of the Company through 7,694,492 shares of common stock and 4,750,000 shares of Series B and C Preferred Convertible Stock convertible into 5,468,750 shares of common stock of the Company.

     Significant Risks and Uncertainties. For the third consecutive year, the Company achieved profitability and had a positive cash flow from operating activities in two of the three prior years. The Company realizes that continuous management of sales, gross margins and cash is necessary to improve liquidity. There can be no assurance that the Company will be successful in achieving these measures. Circumstances that are reasonably likely to affect liquidity include changes in technology, dependence on key customers, decrease in demand for the Company’s products and reliance on Kontron for financing and research and development support.

     In 2004, one of the Company’s focus areas is long-term growth by introducing new products that will further penetrate existing markets as well as new and growing markets In 2003, the Company introduced enhancements to existing product lines: an enhanced EnVoy with a Kontron-designed faster CPU module, the FW8500 with enhanced features and performance based on another Kontron-designed CPU module, and a new 12.1" high-bright display option for EnVoy. The ReVolution began shipping in early 2003 and went into full production in early fall 2003. The ReVolution offers the Company new market opportunities that the existing, mature products do not have the features to achieve. Additional new products are planned to replace older products and allow for growth through 2004. The Company continues to be focused on further cost reductions through on-going product re-design initiatives by Kontron worldwide mobile design teams.

     As in 2003, the Company intends to continue funding its own cash needs in 2004 without assistance from Kontron. To be successful, the Company will focus on increased sales and profitability, in addition to working capital management. In 2003, the Company incurred charges for interest expense to Kontron of approximately $548,000, relating to the note payable to Kontron. In the first quarter of 2003, the Company repaid $2.0 million to Kontron. However, there can be no assurance that additional repayments will be possible.

     Kontron has provided the Company with a written agreement to provide financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through December 31, 2004, if necessary. As of December 31, 2003, Kontron controlled approximately 65% of the Company. The Company has a line of credit agreement with Kontron which allows for borrowings of up to 8.5 million Euros for operations ($10.6 million based on December 31, 2003 exchange rate.) Borrowings under this agreement bear interest at 8% per annum (payable monthly). The maturity date of the note is July 1, 2011.

Outstanding borrowings under this line of credit were approximately $7.1 million at December 31, 2003 and $7.5 million at December 31, 2002.

     In the first quarter of 2003, the Company repaid $2.0 million to Kontron, consisting of approximately $345,000 in accrued interest and approximately $1,655,000 in principal. However, due to the weakening dollar against the Euro, the note payable to Kontron only decreased by approximately $358,000 during 2003. The Company has a $750,000 line of credit with a commercial bank and if necessary, intends to use this line of credit to fund potential cash requirements in excess of its current cash flow projection. The line of credit expires May 15, 2004. There were no borrowings outstanding on this line of credit at December 31, 2003.

2. Summary of Significant Accounting Policies

     Fiscal Year. In 2002, the Company changed to a fiscal year ending on December 31. The Company believes that this change does not significantly affect the comparability of the financial statements. Prior to 2002, fiscal years ended on the Sunday closest to December 31st. All references herein to “2003,” “2002” and “2001” represent the fiscal years ended December 31, 2003, December 31, 2002 and December 30, 2001 respectively, each of which were 52-week years.

     Earnings Per Common Share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the fiscal year. Diluted earnings per share is computed under the treasury stock method and is calculated to compute the dilutive effect of potential common shares.

     A reconciliation of these amounts is as follows:

	2003	2002	2001
Net income applicable to common shareholders	$177,246	$148,722	$940,359

Weighted average common shares outstanding	14,952,926	14,952,926	14,945,293
Dilutive potential common shares	—	99	83,555
Impact of convertible preferred shares	5,468,750	5,468,750	—

Weighted average common and dilutive shares outstanding	20,421,676	20,421,775	15,028,848

Basic earnings per share	$.01	$.01	$.06

Diluted earnings per share	$.01	$.01	$.06

     Potential common shares of 4,607,751, 4,605,451 and 9,916,450 related to options, warrants and convertible preferred stock were excluded from the computation of diluted earnings per share for 2003, 2002 and 2001 as inclusion of these shares would have been antidilutive.

     Cash and Cash Equivalents. Cash and cash equivalents consist of amounts held in the Company’s checking accounts and money market funds with original maturities of 90 days or less.

     At times throughout the year, the Company’s cash and cash equivalents balances may exceed amounts insured by the Federal Deposit Insurance Corporation. Cash in the Company’s checking and money market account are both federally insured. At December 31, 2003 and 2002, uninsured balances totaled $1,493,994 and $1,932,180, respectively.

     Trade Accounts Receivable. Credit terms are extended to customers in the normal course of business. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral.

     Trade accounts receivable are recorded at their estimated net realizable value, net of an allowance for doubtful accounts. The Company’s estimate of the allowance for doubtful accounts is based upon historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any. Accounts are considered past due if payment is not made on a timely basis in accordance with the Company’s credit terms. Accounts considered uncollectible are charged against the allowance.

     Inventories. Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method.

     The components of inventories were:

	December 31,
	2003	2002
Raw Materials	$1,224,853	$626,560
Work In Process	294,884	59,962
Finished Goods	158,517	288,741

Total	$1,678,254	$975,263

     The Company reviews its inventory quantities on hand quarterly and records a provision for estimated obsolescence or unmarketable inventory based upon usage and assumptions about future demand and market conditions. At December 31, 2003 and 2002, the inventory reserve was approximately $1,311,600 and approximately $2,173,100, respectively. The change in the reserve from 2002 to 2003 was primarily related to the disposal of unsalable products and did not have a material effect on net income as reported.

     Property and Equipment. Property and equipment are recorded at cost or estimated fair value. Repair and maintenance costs which do not significantly extend the lives of the respective assets are expensed as incurred. Depreciation is computed using the straight-line method over the related assets’ useful lives, ranging from two to seven years.

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

     As required under Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), the following table presents the changes in the Company’s warranty liability for the years ended December 31, 2003 and December 31, 2002:

Aggregate Changes in
		Aggregate	the Liability for
		Reductions in the	Accruals Related to	Aggregate Changes in
		Liability for	Product Warranties	the Liability for Accruals
	Beginning	Payments Made	Issued During the	Related to Pre-Existing	Ending
Year	Balance	Under the Warranties	Reporting Periods	Warranties	Balance
2003	$332,169	$(135,828)	$135,828	$(129,169)	$203,000
2002	332,169	(170,084)	170,084	—	332,169

     Revenue Recognition. The Company generally recognizes sales upon shipment of its products. In certain limited situations, at the customer’s written request, the Company enters into bill and hold transactions whereby title transfers to the customer, but the product does not ship until a specified later date. The Company recognizes revenues associated with bill and hold arrangements when the product is complete, ready to ship, and all bill and hold revenue recognition criteria have been met. Accruals for sales returns and allowances are provided at the time of shipment based on experience. Service revenue, including non-warranty work and related parts sales, is recognized as earned. Extended warranty contracts are offered, generally as a separately priced arrangement with the customer. Revenues related to extended warranties are recorded as deferred revenue and recognized ratably over the term of the related agreements.

     Significant Customers. No customers represented greater than 10% of net sales in 2003. Sales to the United States Army represented 15% of net sales in 2002 and 28% of net sales in 2001.

     Research and Development. Research and development costs are charged to expense as incurred.

     Concentrations of Credit Risk. At December 31, 2003, three customers made up 77% of the outstanding, non-related party, accounts receivable balance. At December 31, 2002, two customers made up 74% of the outstanding, non-related party, accounts receivable balance and all amounts due on these balances were collected subsequent to year-end. The Company’s exposure to concentrations of credit risk relates primarily to trade receivables. This exposure is limited due to the large number of customers and their dispersion across several vertical markets and geographies. The Company controls potential credit risk by performing credit evaluations for all customers and requires letters of credit, bank guarantees and advance payments, if deemed necessary.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the periods presented. Estimates are used for such items as allowances for doubtful accounts, inventory write-downs, useful lives of property and equipment, warranty costs and income tax valuation allowances. Ultimate results could differ from those estimates. Significant estimates included in the financial statements are allowances for doubtful accounts, inventory write-downs and warranty costs. It is reasonably possible that these significant estimates may change in the near future and the effect may be material to the financial statements.

     Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents and a note payable to Kontron. The carrying value of the Company’s cash and cash equivalents approximates fair value. It is currently not practicable to estimate the fair value of the note payable to Kontron due to the related party nature of the note and due to the unique terms and conditions contained in the note.

     Accounting Pronouncements. In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 establishes accounting and disclosure requirements for a company’s obligations under certain guarantees that it has issued. A guarantor is required to recognize a liability for the obligation it has undertaken in issuing a guarantee, including the ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. FIN 45 also requires expanded disclosure of information related to product warranty amounts recorded in the financial statements. The Company adopted the provision effective for the quarter ended March 31, 2003. The implementation of this interpretation does not have a significant impact on the financial statements; however, it requires additional footnote disclosure.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require prominent disclosures about an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

     The Company has adopted the disclosure provisions of SFAS No. 148. Accordingly, under the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its stock option plans. In accordance with APB 25, no compensation expense was recognized as the exercise price of the Company’s stock options was equal to the market price of the underlying stock on the date of grant and the exercise price and number of shares subject to grant were fixed. If the Company had elected to recognize compensation expense based on the fair value of the options granted at the date of grant and in respect to shares issuable under the Company’s equity compensation plans as prescribed by SFAS No. 123, net income and diluted earnings per share using the Black-Scholes option-pricing model would have been reduced to the pro forma amounts indicated in the table below:

	2003	2002	2001
Net income, as reported	$177,246	$148,722	$940,359
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(231,579)	(265,274)	(29,642)

Pro forma net income (loss)	$(54,333)	$(116,552)	$910,717

Net income (loss) per share:
Basic and diluted – as reported	$.01	$.01	$.06
Basic and diluted – pro forma	—	(.01)	.06

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is applicable for contracts entered into or modified after June 30, 2003. The implementation of this statement does not have a significant impact on the financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of this statement does not have a significant impact on the financial statements.

     Foreign Currency Transactions. As described in Note 4, the Company’s credit agreements with Kontron allow for borrowings which are payable in Euros. In the second quarter of 2001, the Company began utilizing foreign currency forward contracts to protect against significant fluctuations in net income (loss) caused by changes in Euro exchange rates. The Company’s practice is to enter into a forward contract at the end of each quarter and settle the contract at the end of the subsequent quarter. The Company records gains and losses on these derivative contracts (which are not designated as hedging instruments for accounting purposes) in net income (loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, “Derivatives and Hedging Activities.” For the year ended December 31, 2003, the Company recorded a net loss on currency conversion of $140,080. For the years ending December 31, 2002 and December 30, 2001, the Company recorded a net loss on currency conversion of $169,222 and a net gain on currency conversion of $207,664, respectively. As of December 31, 2003, the Company entered into a new forward contract whereby the Company can hedge up to 5.8 million Euros.

     Related Party Transactions. The Company sells certain products to Kontron and the Kontron group of companies for further resale outside North America. These sales were approximately $0.9 million in 2003, $1.1 million in 2002, and $1.3 million in 2001. The Company also buys products from these related entities for further resale within North America. These purchases were approximately $4.2 million in 2003, $2.0 million in 2002, and $0.8 million in 2001. The Company and the Kontron group of companies are operating under agreements regarding the sales and purchases from each other.

     Included in the financial statements are approximately $185,000 and $119,900 of related party receivables and approximately $959,600 and $412,400 of related party payables as of December 31, 2003 and December 31, 2002, respectively.

     The Company has a credit line agreement with Kontron to provide up to 8.5 million Euros for operations ($10.6 million based on December 31, 2003 exchange rate). Borrowings under this agreement bear interest at 8% per annum (payable monthly). The maturity date of the note is July 1, 2011. Outstanding borrowings under this line of credit were approximately $7.1 million at December 31, 2003 and approximately $7.5 million at December 31, 2002. On February 27, 2003, the Company repaid $2.0 million to Kontron; however, there can be no assurance that additional repayments will be made.

3. Income Taxes

     The Company accounts for income taxes under the liability method, which requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences under enacted tax laws of temporary differences between the financial reporting and tax bases of assets and liabilities.

     A reconciliation of the Company’s statutory tax rate to the effective rate is as follows:

	2003	2002	2001
Federal statutory rate	34%	34%	34%
State taxes, net of federal tax benefit	4%	4%	4%
Valuation allowance	(38)%	(38)%	(38)%

Total	—%	—%	—%

     As of December 31, 2003, the Company had approximately $31 million of net operating loss carryforwards for federal income tax purposes that are available to offset future taxable income through the year 2023. These carryforwards will be subject to an annual limitation as a result of a deemed change in ownership under the tax regulations at the time of the Kontron transaction in December 2000.

     The components of the Company’s deferred tax asset are as follows:

	2003	2002
Net operating loss and tax credit carryforwards	$12,280,000	$11,864,000
Inventory valuation	479,000	826,000
Other timing differences	1,306,000	1,353,000
Valuation allowance	(14,065,000)	(14,043,000)

Total	$—	$—

     A full valuation allowance has been established to offset the deferred tax assets, as management currently believes that it is more likely than not that the benefit will not be realized.

4. Line of Credit and Subordinated Notes Payable

     Kontron AG Line of Credit. The Company has a credit line agreement with Kontron to provide up to 8.5 million Euros for operations ($10.6 million based on December 31, 2003 exchange rate). Borrowings under this agreement bear interest at 8% per annum (payable monthly). The maturity date of the note is July 1, 2011. Outstanding borrowings under this line of credit were approximately $7.1 million at December 31, 2003 and approximately $7.5 million at December 31, 2002. Interest expense was approximately $548,000, approximately $723,000, and approximately $672,000 in the years 2003, 2002 and 2001, respectively.

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

5. Shareholders’ Equity

     Warrants to purchase 2,337,501 shares of the Company’s common stock were outstanding for both periods ending December 31, 2003 and December 31, 2002. The warrants are exercisable at various times through February 2007 at prices ranging from $1.00 to $2.00.

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

6. Stock Option and 401(k) Plans

     Stock Option Plan. The Company has a Long-Term Incentive and Stock Option Plan (the Plan). Under the Plan, options are granted at an exercise price equal to the fair market value of the common stock at the date of grant. Incentive stock options are granted to employees, and vest over varying periods not to exceed ten years. The Plan is authorized to issue up to 2,500,000 shares of common stock for such options. At December 31, 2003 and December 31, 2002, 331,277 and 283,627 shares were available for future grants.

     The Company also has a Non-Employee Directors’ Stock Option Plan (the Directors’ Plan). Under the Directors’ Plan, each non-employee director receives 25,000 nonqualified options upon election and 10,000 options at each reelection date. At December 31, 2003 and December 31, 2002, 37,500 and 87,500 shares were available for future grants.

     On August 4, 1999, the Board of Directors approved the repricing of all outstanding incentive stock options for non-director employees with an exercise price greater than $1.25. The new exercise price of such options is $1.25, an amount greater than the fair market value of the Company’s common stock on that date. A total of 819,050 options with exercise prices of $1.53 to $6.40 were cancelled and reissued under the terms described above. The Company is required to account for these repriced options under variable plan accounting. No compensation charge was recognized in 2003, 2002 or 2001, as the market value of the Company’s common stock was less than the exercise price for these options.

     Shares subject to option are summarized as follows:

	Incentive	Weighted Average	Non-qualified	Weighted Average
	Stock Options	Exercise Price	Stock Options	Exercise Price
Balance, December 31, 2000	1,134,950	$1.05	1,001,250	$2.58
Options granted	31,500	.73	110,000	.72
Options canceled	(327,750)	1.34	—	—
Options exercised	(50,000)	.42	(8,500)	.72

Balance, December 30, 2001	788,700	.96	1,102,750	2.41
Options granted	423,250	.82	50,000	.63
Options canceled	(96,750)	1.01	—	—
Options exercised	—	—	—	—

Balance, December 31, 2002	1,115,200	.90	1,152,750	2.33
Options granted	2,850	.32	50,000	.28
Options canceled	(35,500)	.83	(15,000)	2.90
Options exercised	—	—	—	—

Balance, December 31, 2003	1,082,550	$.87	1,187,750	$1.93

Options exercisable at:
December 30, 2001	67,530	$1.28	752,000	$2.60
December 31, 2002	335,970	$.88	907,950	$2.63
December 31, 2003	557,875	$.87	929,250	$2.16

     Additional information regarding options outstanding at December 31, 2003 is as follows:

				Weighted Average
	Number	Exercise	Weighted Average	Remaining
Type of Option	of Options	Price Range	Exercise Price	Contractual Life
Incentive	612,600	$0.28-$1.00	$0.72	4.68 years
Incentive	469,950	1.01-1.88	1.16	3.40 years

	1,082,550

Nonqualified	276,500	0.28-1.00	0.70	6.88 years
Nonqualified	659,750	1.01-3.00	1.51	3.81 years
Nonqualified	251,500	3.01-6.50	5.58	3.43 years

	1,187,750

     The weighted average fair values of options granted were as follows:

	Incentive	Nonqualified
	Stock Options	Stock Options
2003 grants	$0.32	$0.28
2002 grants	0.82	0.66
2001 grants	0.72	0.74

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001:

	2003	2002	2001
Risk-free interest rate for incentive options	2.84%	3.63%	4.86%
Risk-free interest rate for non-incentive options	3.57%	5.16%	5.39%
Expected life of incentive options	7 years	7 years	7 years
Expected life of nonqualified options	10 years	10 years	10 years
Expected volatility	160%	156%	150%
Expected dividend yield	—	—	—

     401(k) Profit-Sharing Plan. The Company has a 401(k) profit-sharing plan (the 401(k) Plan) covering substantially all employees. In 2003, eligible employees may elect to defer up to 15% of their eligible compensation. The Company accrues matching contributions of 50% on the first 4% of each plan participant’s eligible contributions. The Company’s matching contributions were $40,600, $38,500 and $40,500 for 2003, 2002 and 2001, respectively.

7. Commitments and Contingencies

     Leases. The Company’s main operations are conducted in Eden Prairie, Minnesota, at a leased site of approximately 53,000 square feet. The lease term is November 1998 through November 2004. The Company has subleased two portions of the site: 12,422 square feet of office space has been subleased for the period of September 1, 2000 to November 30, 2004 and 4,728 square feet of warehouse space has been subleased with an original ending date of June 30, 2001 that has now become month-to-month and is cancelable by either party with a 60-day notice.

     As of August 2002, the sublessee in the larger space notified the Company that it was unable to meet its full rent obligation. The Company agreed to accept a demand promissory note for each month that the sublessee paid short, bearing simple interest at the rate of 12% per annum, compounded monthly. On December 11, 2003, the Company and the sublessee entered into a lease amendment. Under the terms of the amendment, the sublessee paid the Company $70,000 and the Company accepted this as full payment of all previous promissory notes and accrued interest on those notes, forgiving $56,023 in promissory notes through November 30, 2003. The Company agreed to accept reduced rent for December 2003 through March 2004 in full payment for those periods and the sublessee is not obligated to pay any additional rent beyond March 31, 2004. The Company will give the sublessee at least 60 days notice to vacate its current space, but would allow the sublessee to continue occupying its current premises on a rent-free basis through the duration of the original lease agreement if the Company should not require the space.

     In light of the anticipated expiration of its current lease in November 2004, the Company is currently reviewing options for potential new facilities in 2004.

     The Company has two operating leases, including a photocopier lease and a lease for the current leased facilities. The minimum operating lease payments associated with these leases in 2004 are approximately $449,000. There are no operating lease obligations beyond November 2004. Total expenses for operating leases in 2003, 2002 and 2001 were approximately $501,000, approximately 512,000 and approximately 497,000, respectively. Rent payments received from sublessees were $196,553 in 2003, inclusive of the $70,000 one-time payment discussed above, $178,677 in 2002 and $209,993 in 2001.

     The Company does not have any capital leases as of December 31, 2003.

     Legal Proceedings. The Company is not involved in any pending legal proceedings.

8. Segment Reporting

     Based on the requirements of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has determined that development and sale of rugged portable computing solutions is its only reportable segment.

     Sales by geographic locations were as follows:

	2003	2002	2001
United States	$10,667,000	$10,595,000	$14,875,000
Europe	790,000	855,000	1,865,000
Americas (excluding United States)	464,000	574,000	301,000
Asia	59,000	184,000	118,000
Other	—	17,000	147,000

	$11,980,000	$12,225,000	$17,306,000

     Sales by product line were as follows:

	2003		2002		2001
8000 Series	$4,401,000		$6,365,000		$7,770,000
EnVoy	3,230,000		1,520,000		2,235,000
ReVolution	1,641,000	(1)	—		—
2000 Series	1,578,000		2,879,000		5,905,000
E-Tool	398,000	(2)	—		—
Field Lite	439,000	(3)	599,000	(3)	248,000	(3)
Power Lite	156,000	(3)	256,000	(3)	13,000	(3)
IN Rave	20,000	(3)	119,000	(3)	89,000	(3)
5000 Series	117,000	(4)	487,000	(4)	1,046,000	(4)

	$11,980,000		$12,225,000		$17,306,000

(1)	The ReVolution was introduced in 2003.

(2)	Includes payment for E-Tool development fees.

(3)	The Field Lite, Power Lite and IN Rave are Kontron products. The Company began marketing these products in 2001.

(4)	The 5000 Series product was discontinued in fiscal year 2000. Revenues in 2001, 2002 and 2003 related to sales of remaining units on hand.

     All of the Company’s long-lived assets are located in the United States.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
   Kontron Mobile Computing, Inc.
Eden Prairie, Minnesota

We have audited the accompanying balance sheet of Kontron Mobile Computing, Inc. as of December 31, 2003, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2003 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. The financial statements and financial statement schedule of Kontron Mobile Computing, Inc. as of and for the year ended December 31, 2002, were audited by other auditors whose report dated January 24, 2003 (February 27, 2003 as to the last sentence of Note 2), expressed an unqualified opinion on those financial statements and financial statement schedule. The financial statements and financial statement schedule of Kontron Mobile Computing, Inc. as of and for the year ended December 30, 2001 were audited by other auditors who have ceased operations and whose report dated February 11, 2002 expressed an unqualified opinion on those financial statements and financial statement schedule.

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

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Kontron Mobile Computing, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects, the information set forth therein as of December 31, 2003, and for the year then ended.

/s/	Boulay, Heutmaker, Zibell & Co. P.L.L.P
Certified Public Accountants

Minneapolis, Minnesota
January 23, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Kontron Mobile Computing, Inc.:

We have audited the accompanying consolidated balance sheet of Kontron Mobile Computing, Inc. (the “Company”) as of December 31, 2002 and the related statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2002 listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements and financial statement schedule of the Company for the year ended December 30, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and financial statement schedule in their report dated February 11, 2002.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Kontron Mobile Computing, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects, the information set forth therein as of December 31, 2002 and for the year then ended.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
January 24, 2003
(February 27, 2003 as to the last sentence of Note 2)

This is a copy of a report previously issued by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Annual Report.

Report of independent public accountants

To Kontron Mobile Computing, Inc.:

We have audited the accompanying balance sheets of Kontron Mobile Computing, Inc. (a Minnesota corporation, formerly known as FieldWorks, Incorporated) as of December 30, 2001 and December 31, 2000, and the related statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
February 11, 2002

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Fiscal		Balance at	Additions Charged	Write-Offs of	Decrease	Balance at End of
Year		Beginning of Year	to Expense	Accounts	in Allowance	Year
2003	Allowance for Doubtful Accounts	$127,200	$67,400	$(36,400)	—	$158,200
2002	Allowance for Doubtful Accounts	317,200	—	(73,600)	(116,400)	127,200
2001	Allowance for Doubtful Accounts	334,100	$132,700	(149,600)	—	317,200
	Accrued Restructuring Costs	44,300	—	(44,300)	—	—