Form 10-Q
period 2004-03-31
KONTRON MOBILE COMPUTING INC
filed 2004-05-17
CIK 912643

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

For the quarterly period ended March 31, 2004

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

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of May 3, 2004 was 14,952,926.

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                         KONTRON MOBILE COMPUTING, INC.
                                 BALANCE SHEETS

                                                                                                  MARCH 31,    DECEMBER 31,
                                                                                                     2004          2003
                                                                                                 (UNAUDITED)       ----
                                                                                                 -----------

                                            ASSETS
CURRENT ASSETS:
Cash and cash equivalents.....................................................................  $ 1,176,812     $ 1,694,302
Accounts receivable, net of allowance for doubtful accounts of $157,700 and $158,200..........    1,382,031       2,562,900
Accounts receivable, related parties..........................................................      111,440         185,046
Inventories...................................................................................    2,295,930       1,678,254
Prepaid expenses and other....................................................................      163,349          50,602
                                                                                                -----------     -----------
           Total current assets...............................................................    5,129,562       6,171,104
                                                                                                -----------     -----------
Property and Equipment:
   Computers and equipment....................................................................      979,601       1,172,007
   Furniture and fixtures.....................................................................      797,746         800,706
   Leasehold improvements.....................................................................      346,099         346,099
   Less: Accumulated depreciation and amortization............................................   (2,045,570)     (2,226,309)
                                                                                                -----------     -----------
       Property and equipment, net............................................................       77,876          92,503
Deposits and Other Assets, net................................................................        3,216           6,556
                                                                                                -----------     -----------
TOTAL ASSETS..................................................................................  $ 5,210,654     $ 6,270,163
                                                                                                ===========     ===========
                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable..............................................................................  $   225,626     $   144,527
Accounts payable, related parties.............................................................      941,443         959,627
Accrued warranty .............................................................................      140,000         203,000
Accrued compensation and benefits.............................................................       79,642         255,154
Accrued interest to Kontron AG................................................................      577,436         450,575
Other accrued liabilities.....................................................................       70,448         148,684
Deferred revenue, short-term..................................................................      395,173         537,372
                                                                                                -----------     -----------
       Total current liabilities..............................................................    2,429,768       2,698,939
                                                                                                -----------     -----------
LONG TERM LIABILITIES:
Notes payable to Kontron AG...................................................................    6,921,510       7,103,910
Deferred revenue, long-term...................................................................      200,775         159,158
                                                                                                -----------     -----------
       Total long term liabilities............................................................    7,122,285       7,263,068
                                                                                                -----------     -----------
Total Liabilities.............................................................................    9,552,053       9,962,007
                                                                                                -----------     -----------

SHAREHOLDERS' EQUITY (DEFICIT):
Series B Convertible Preferred Stock, $.001 par value, 4,250,000 shares authorized;
   4,250,000 issued and outstanding for both periods .........................................        4,250           4,250
Series C Convertible Preferred Stock, $.001 par value, 500,000 shares authorized;
   500,000 issued and outstanding for both periods............................................          500             500
Common stock, $.001 par value, 30,000,000 shares authorized;
   14,952,926 issued and outstanding for both periods.........................................       14,953          14,953
Additional paid-in capital....................................................................   32,551,972      32,551,972
Accumulated deficit...........................................................................  (36,913,074)    (36,263,519)
                                                                                                -----------     -----------
           Total shareholders' equity (deficit)...............................................   (4,341,399)     (3,691,844)
                                                                                                -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)..........................................  $ 5,210,654     $ 6,270,163
                                                                                                ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                         KONTRON MOBILE COMPUTING, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      FOR THE THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      --------------------------
                                                                         2004             2003
                                                                         -----            ----
      Net Sales .................................................    $ 2,146,215     $ 2,126,710
      Cost of Sales..............................................      1,419,631       1,202,676
                                                                     -----------     -----------
           Gross profit .........................................        726,584         924,034
                                                                     -----------     -----------
        Operating Expenses:
           Sales and marketing...................................        426,486         441,909
           General and administrative............................        315,331         280,322
           Research and development..............................        393,393         290,837
                                                                     -----------     -----------
                Total operating expenses.........................      1,135,210       1,013,068
                                                                     -----------     -----------
                Operating  loss..................................       (408,626)        (89,034)
      Loss on foreign currency ..................................         (7,703)        (54,005)
      Interest expense, net......................................       (137,202)       (157,964)
      Professional fees related to Kontron AG offer..............        (96,024)             --
                                                                     -----------     -----------
      Net loss applicable to common shareholders.................    $  (649,555)    $  (301,003)
                                                                     ===========     ===========
      Basic and Diluted Loss Per Common Share:
      Net loss per common share..................................    $      (.04)    $      (.02)
                                                                     -----------     -----------
      Basic and diluted weighted average
      common shares outstanding..................................     14,952,926      14,952,926
                                                                     ===========     ===========


    The accompanying notes are an integral part of these financial statements.

                         KONTRON MOBILE COMPUTING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    FOR THE THREE MONTHS
                                                                                       ENDED MARCH 31,
                                                                                    --------------------
                                                                                    2004            2003
                                                                                    ----            ----
OPERATING ACTIVITIES:
Net loss ....................................................................   $ (649,555)     $ (301,003)
Adjustments to reconcile net loss to net cash provided by (used for)
operating activities--
     Depreciation and amortization...........................................       20,081          35,043
     Provision for losses on accounts receivable.............................           --          (6,308)
     Provision for accrued warranty .........................................      (63,000)        (49,169)
     Loss on foreign currency................................................        7,703          54,005
     Changes in operating items:
          Accounts receivable................................................    1,254,475       2,192,684
          Inventories........................................................     (617,676)       (381,673)
          Prepaid expenses and other.........................................     (109,407)        (54,596)
          Accounts payable...................................................       62,915        (192,339)
          Accrued expenses...................................................     (111,670)       (457,571)
          Deferred revenue...................................................     (100,582)       (162,495)
                                                                                ----------      ----------
     Net cash provided by (used for) operating activities....................     (306,716)        676,578
                                                                                ----------      ----------
INVESTING ACTIVITIES:
     Purchase of property and equipment......................................       (5,454)             --
                                                                                ----------      ----------
FINANCING ACTIVITIES:
     Repayments of notes to Kontron AG.......................................           --      (1,655,349)
     Net (payments on) proceeds from forward contracts.......................     (205,320)        293,186
                                                                                ----------      ----------
     Net cash used for financing activities..................................     (205,320)     (1,362,163)
                                                                                ----------      ----------
CHANGE IN CASH AND CASH EQUIVALENTS..........................................     (517,490)       (685,585)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................    1,694,302       2,031,285
                                                                                ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................   $1,176,812      $1,345,700
                                                                                ==========      ==========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest.......................................................   $       --      $  344,651
                                                                                ==========      ==========



   The accompanying notes are an integral part of these financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION:

     The accompanying unaudited financial statements of Kontron Mobile Computing, Inc. ("Kontron Mobile Computing" or "the Company") should be read in conjunction with the financial statements and notes thereto filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2003. In the opinion of management, the accompanying financial statements reflect all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly the financial results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire fiscal year.

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


2.   INVENTORIES:

     Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method.

     The components of inventories were:

                                                                                       MARCH 31,      DECEMBER 31,
                                                                                         2004             2003
                                                                                         ----             ----
            Raw materials.......................................................      $ 1,773,727      $ 1,224,853
            Work in process.....................................................          352,783          294,884
            Finished goods......................................................          169,420          158,517
                                                                                      -----------      -----------
                 Total..........................................................      $ 2,295,930      $ 1,678,254
                                                                                      ===========      ===========


3.   FINANCING:

     Kontron AG ("Kontron") has provided the Company with a written agreement to provide financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through December 31, 2004, if necessary. As of December 31, 2003, Kontron controlled approximately 65% of the Company. The Company has a line of credit agreement with Kontron which allows for borrowings of up to 8.5 million Euros for operations ($10.3 million based on March 31, 2004 exchange rate.) Borrowings under this agreement bear interest at 8% per annum (payable monthly). The maturity date of the note is July 1, 2011. Outstanding borrowings under this line of credit were approximately $6.9 million at March 31, 2004.

4.   FOREIGN CURRENCY TRANSACTIONS:

     The Company's credit agreements with Kontron allow for borrowings which are payable in Euros. In the second quarter of 2001, the Company began utilizing foreign currency forward contracts to protect against significant fluctuations in net income (loss) caused by changes in Euro exchange rates. The Company's practice is to enter into a forward contract at the end of each quarter and settle the contract at the end of the subsequent quarter. The Company records gains and losses on these derivative contracts (which are not designated as hedging instruments for accounting purposes) in net income (loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Derivatives and Hedging Activities." For the quarter ended March 31, 2004, the Company recorded a net loss on currency conversion of $7,703. As of March 31, 2004, the Company entered into a new forward contract whereby the Company can hedge up to 5.8 million Euros.

     The Company currently has no other balances or transactions conducted in a foreign currency.

5.   ACCOUNTING PRONOUNCEMENTS:

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 establishes accounting and disclosure requirements for a company's obligations under certain guarantees that it has issued. A guarantor is required to recognize a liability for the obligation it has undertaken in issuing a guarantee, including the ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. FIN 45 also requires expanded disclosure of information related to product warranty amounts recorded in the financial statements. The Company adopted the provision effective for the quarter ended March 31, 2003. The implementation of this interpretation does not have a significant impact on the financial statements.

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

     As required under Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), the following table presents the changes in the Company's warranty liability for the quarter ended March 31, 2004 and 2003:


                                                           Aggregate Changes in the     Aggregate Changes in
                                  Aggregate Reductions      Liability for Accruals       the Liability for
                                  in the Liability for        Related to Product        Accruals Related to
     Period         Beginning      Payments Made Under      Warranties Issued During        Pre-Existing         Ending
     Ending          Balance         the Warranties          the Reporting Periods           Warranties          Balance
     ------          -------         --------------          ---------------------           ----------          -------
 March 31, 2004     $203,000            $(34,944)                   $16,844                   $(44,900)          $140,000

 March 31, 2003     $332,169            $(64,064)                   $14,895                       --             $283,000


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


                                                                        Three months ended March 31,
                                                                        ----------------------------
                                                                            2004             2003
                                                                            ----             ----
           Net loss, as reported.....................................   $ (649,555)       $ (301,003)

           Deduct:  Total stock-based employee compensation
               expense determined under fair value based
               method for all awards.................................         (438)             (581)
                                                                        ----------        ----------
           Pro forma net  income (loss)..............................   $ (649,993)       $ (301,584)
                                                                        ==========        ==========

           Net loss per share:
                 Basic and diluted -- as reported....................   $     (.04)       $     (.02)
                 Basic and diluted -- pro forma......................         (.04)             (.02)

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of this statement does not have a significant impact on the financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "believes," "anticipates," "expects," "intends," "estimates," "should," "may" or similar expressions are intended to identify such forward-looking statements, but are not the exclusive means of identifying such statements. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following: risks associated with the development of new products, market acceptance of new products and services, technological obsolescence, dependence on third-party manufacturers and suppliers, risks associated with the Company's dependence on proprietary technology, the long customer sales cycle and expenses that may continue to be incurred in connection with the pending offer by Kontron AG to acquire the shares of the Company's common stock held by minority shareholders. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances after the date of such statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business. The Company's forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in the Form 10-K filed for the year ended December 31, 2003.


RESULTS OF OPERATIONS

     The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:

                                                                            FOR THE THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                            --------------------------
                                                                               2004            2003
                                                                               ----            ----
     Net sales ..........................................................       100%            100%
     Cost of sales.......................................................        66              57
                                                                                ---             ---
          Gross profit...................................................        34              43
     Operating expenses:
          Sales and marketing............................................        20              21
          General and administrative.....................................        15              13
          Research and development.......................................        18              14
                                                                                ---             ---
               Total operating expenses..................................        53              48
                                                                                ---             ---
     Operating loss......................................................       (19)             (5)
     Loss on currency conversion.........................................        (1)             (2)
     Interest expense, net...............................................        (6)             (7)
     Other expense.......................................................        (4)             --
                                                                                ---             ---
     Net loss applicable to common shareholders..........................       (30)%           (14)%
                                                                                ===             ===


     Net Sales. The Company's net sales stayed consistent at $2.1 million for the first quarters of 2004 and 2003.

     The Company continues to target key vertical markets including government, military, public services, utilities and other field service organizations. Two customers, Visteon Corporation and U.S. Army (DFAS-RO) accounted for 17% and 12%, respectively, of net sales in the first quarter of 2004, representing $0.4 million and $0.3 million, respectively, of the Company's net sales. In the first quarter of 2003, sales to Kontron, for further resale outside North America, accounted for 13%, or $0.3 million, of the Company's net sales.

     International sales decreased to $0.2 million, or 9% of net sales, for the first quarter of 2004 from $0.4 million, or 20% of net sales, for the comparable period in 2003. 55% and 64% of the international sales in the first quarters of 2004 and 2003, respectively, were in Europe. The Company believes that international sales as a percentage of net sales for the remainder of 2004 will be in the low- to mid-teen range with little impact on the Company's results of operations and liquidity. The Company records all sales in U.S. Dollars.

     Gross Margin. Gross margin decreased to $0.7 million, or 34% of net sales, for the first quarter of 2004 from $0.9 million, or 43% of net sales for the first quarter of 2003. The decreased gross margin as a percentage of net sales is due to increased sales of a lower margin product in the first quarter of 2004. The Company's gross margin will fluctuate as a result of a number of factors, including mix of products sold, inventory obsolescence, the proportion of international sales, large customer contracts (with the associated volume discounts) and other manufacturing expenses.

     Sales and Marketing. Sales and marketing expenses include salaries, incentive compensation, commissions, travel, trade shows, technical support and professional services personnel and general advertising and promotion. These expenses also include the labor and material costs related to maintaining the Company's standard one-year warranty program on all products with the exception of the ReVolution which has a three-year limited warranty on some components and a one-year warranty on some devices and accessories. Sales and marketing expenses stayed consistent at $0.4 million for the first quarter of 2004 and 2003. As a percentage of net sales, sales and marketing expenses decreased slightly to 20% for the first quarter of 2004 from 21% for the first quarter of 2003.

     General and Administrative. General and administrative expenses include the Company's executive, finance, information services and human resources departments. General and administrative expenses stayed consistent at $0.3 million for the first quarter of 2004 and 2003. As a percentage of net sales, general and administrative expenses increased to 15% for the quarter ended March 31, 2004, from 13% for the quarter ended March 31, 2003. This increase is due to a timing difference relating to professional fees, offset by a credit adjustment for common area maintenance in the first quarter of 2003 with no comparable adjustment in the first quarter of 2004.

     Research and Development. Research and development expenses are incurred in the design, development and testing of new or enhanced products, services and customized computing platforms. All research and development costs are expensed as incurred. Research and development expenses increased to $0.4 million for the first quarter of 2004 from $0.3 million for the first quarter of 2003. As a percentage of net sales, research and development costs were 18% and 14% for the first quarter of 2004 and 2003, respectively. The increased expenses are due to higher product development costs for potential new products.

     Loss on Currency Conversion. The Company's line of credit agreement with Kontron allow for borrowings which are payable in Euros. In the second quarter of 2001, the Company began utilizing foreign currency forward contracts to protect against significant fluctuations in net income (loss) caused by changes in Euro exchange rates. The Company's practice is to enter into a forward contract at the end of each quarter and settle the contract at the end of the subsequent quarter. The Company records gains and losses on these derivative contracts (which are not designated as hedging instruments for accounting purposes) in net income (loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Derivatives and Hedging Activities." For the quarter ended March 31, 2004, the Company recorded a net loss on currency conversion of $7,703 compared to a net loss of $54,005 in the first quarter 2003. As of March 31, 2004, the Company entered into a new forward contract whereby the Company can hedge up to 5.8 million Euros.

     The Company currently has no other balances or transactions conducted in a foreign currency.

     Interest Expense, Net. Net interest expense was approximately $137,200 for the first quarter of 2004 compared to net interest expense of approximately $158,000 for the comparable period in 2003. The decrease in interest expense is due to the reduction of the interest rate of the Kontron note payable from 10% to 8%, effective March 1, 2003.

     Professional Fees Related to Kontron AG Offer. In response to the offer by Kontron AG to acquire the shares of the Company's Common Stock from minority shareholders that Kontron AG does not already own, the Company has incurred approximately $96,000 in other expense for legal, financial and accounting advisers related to evaluating and assessing Kontron AG's offer.


LIQUIDITY AND CAPITAL RESOURCES

     In 2004, one of the Company's focus areas is long-term growth by introducing new products that will further penetrate existing markets as well as new and growing markets. In 2003, the Company introduced enhancements to existing product lines: an enhanced EnVoy with a Kontron-designed faster CPU module, the FW8500 with enhanced features and performance based on another Kontron-designed CPU module, and a new 12.1" high-bright display option for EnVoy. The ReVolution began shipping in early 2003 and went into full production in early fall 2003. The ReVolution offers the Company new market opportunities that the existing, mature products do not have the features to achieve. Additional new products are planned to replace older products and allow for growth through 2004. The Company continues to be focused on further cost reductions through on-going product re-design initiatives by Kontron worldwide mobile design teams.

     As in 2003, the Company intends to continue funding its own cash needs in 2004 without assistance from Kontron. To be successful, the Company will focus on increased sales and profitability, in addition to working capital management.

     Kontron has provided the Company with a written agreement to provide financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through December 31, 2004, if necessary. As of March, 31, 2004, Kontron controlled approximately 65% of the Company. The Company has a line of credit agreement with Kontron which allows for borrowings of up to 8.5 million Euros for operations ($10.3 million based on March 31, 2004 exchange rate.) Borrowings under this agreement bear interest at 8% per annum (payable monthly). The maturity date of the note is July 1, 2011. Outstanding borrowings under this line of credit were approximately $6.9 million at March 31, 2004.

     The Company has a $750,000 line of credit with a commercial bank and if necessary, intends to use this line of credit to fund potential cash requirements in excess of its current cash flow projection. The line of credit expires May 15, 2004. The Company is currently finalizing an arrangement with the bank for a new agreement through May 2005. There were no borrowings outstanding on this line of credit at March 31, 2004.

     Cash used for operating activities was $0.3 million for the first three months of 2004, compared to cash provided by operating activities of $0.7 million in the comparable period in 2003. Gross accounts receivable decreased to $1.7 million at March 31, 2004 from $2.9 million at December 31, 2003 due to collections. Inventories increased to $2.3 million at March 31, 2004 from $1.7 million at December 31, 2003 due to purchases of the ReVolution product to have product available for shipping due to long lead times from the vendor. Accounts payable increased to $1.2 million at March 31, 2004 from $1.1 million at December 31, 2003.

     Cash used for investing activities was $5,454 relating to purchases of property and equipment during the first three months of 2004. Cash used for financing activities was $205,320 relating to net payments on forward contracts for the first three months of 2004. Cash provided by financing activities was $293,186 relating to net proceeds from forward contracts for the first three months of 2003.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2004 the Company had $6.9 million outstanding on its line of credit from Kontron. This loan bears interest at 8% per annum, payable monthly. Both the principal amount borrowed under the line of credit and interest payable thereunder are payable in Euros. See the earlier discussion under "Foreign Currency Transactions" for a description of the foreign currency forward contract in effect. All remaining transactions of the Company are conducted and accounts are denominated in U.S. dollars. Based on its overall foreign currency rate exposure at March 31, 2004, and in light of the Company's currently effective foreign currency forward contract, the Company does not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect its financial position or results of operations.

     The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents. The Company had $1.2 million in cash and cash equivalents at March 31, 2004 compared to $1.7 million at March 31, 2003. Based on analysis, shifts in money market rates would have an immaterial impact on the Company.


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

     Changes in Internal Controls. During our first fiscal quarter, there were no significant changes made in our internal control over financial reporting (as defined in Rule 13(a) - 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         Exhibit 32.2      Certification of President pursuant to 18 U.S.C.
                           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K:

         The Company filed an 8-K dated January 8, 2004 reporting under Item 5 ("Other Events"), that the special committee of the Registrant's board of directors hired Stonehill Group, LLP as its financial adviser. The special committee has been formed to deal with the offer from Registrant's majority shareholder, Kontron AG, to acquire all of the shares of Registrant's common stock not currently owned or controlled by Kontron AG.

         The Company filed an 8-K dated March 29, 2004 reporting under Item 7 ("Financial Statements and Exhibits") and Item 12 ("Results of Operations and Financial Condition"), a press release announcing the Company's financial results for the fourth quarter ended December 31, 2003.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KONTRON MOBILE COMPUTING, INC.


Date:  May 17, 2004
                                        /s/ Thomas Sparrvik
                                        -------------------------------------
                                        Thomas Sparrvik, Chief Executive Officer
                                        (principal executive officer)