Form 10-Q
period 2004-06-30
KONTRON MOBILE COMPUTING INC
filed 2004-08-10
CIK 912643

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

For the quarterly period ended June 30, 2004

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

Yes [ ] No [X]

The number of shares of the registrant's Common Stock, $.001 par value, outstanding as of August 10, 2004 was 15,082,926.

--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         KONTRON MOBILE COMPUTING, INC.
                                 BALANCE SHEETS

                                                                                         JUNE 30,      DECEMBER 31,
                                                                                           2004            2003
                                                                                        (UNAUDITED)    ------------
                                                                                        -----------
                                            ASSETS
CURRENT ASSETS:
Cash and cash equivalents ..........................................................   $    465,081    $  1,694,302
Accounts receivable, net of allowance for doubtful accounts of $191,500 and
 $158,200 ..........................................................................      3,191,622       2,562,900
Accounts receivable, related parties ...............................................        157,151         185,046
Inventories ........................................................................      1,743,968       1,678,254
Prepaid expenses and other .........................................................        129,564          50,602
                                                                                       ------------    ------------
           Total current assets ....................................................      5,687,386       6,171,104
                                                                                       ------------    ------------
Property and Equipment:
   Computers and equipment .........................................................        979,601       1,172,007
   Furniture and fixtures ..........................................................        797,746         800,706
   Leasehold improvements ..........................................................        346,099         346,099
   Less: Accumulated depreciation and amortization .................................     (2,065,793)     (2,226,309)
                                                                                       ------------    ------------
       Property and equipment, net .................................................         57,653          92,503
Deposits and Other Assets, net .....................................................          3,216           6,556
                                                                                       ------------    ------------
TOTAL ASSETS .......................................................................   $  5,748,255    $  6,270,163
                                                                                       ============    ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable ...................................................................   $    703,764    $    144,527
Accounts payable, related parties ..................................................        492,310         959,627
Accrued warranty ...................................................................        140,000         203,000
Accrued compensation and benefits ..................................................        183,670         255,154
Accrued interest to Kontron AG .....................................................        719,109         450,575
Other accrued liabilities ..........................................................         34,240         148,684
Deferred revenue, short-term .......................................................        272,902         537,372
                                                                                       ------------    ------------
       Total current liabilities ...................................................      2,545,995       2,698,939
                                                                                       ------------    ------------
LONG TERM LIABILITIES:
Notes payable to Kontron AG ........................................................      6,952,860       7,103,910
Deferred revenue, long-term ........................................................        581,648         159,158
                                                                                       ------------    ------------
       Total long term liabilities .................................................      7,534,508       7,263,068
                                                                                       ------------    ------------
Total Liabilities ..................................................................     10,080,503       9,962,007
                                                                                       ------------    ------------

SHAREHOLDERS' EQUITY (DEFICIT):
Series B Convertible Preferred Stock, $.001 par value, 4,250,000 shares authorized;
   4,250,000 issued and outstanding for both periods ...............................          4,250           4,250
Series C Convertible Preferred Stock, $.001 par value, 500,000 shares authorized;
   500,000 issued and outstanding for both periods .................................            500             500
Common stock, $.001 par value, 30,000,000 shares authorized;
   14,952,926 issued and outstanding for both periods ..............................         14,953          14,953
Additional paid-in capital .........................................................     32,551,972      32,551,972
Accumulated deficit ................................................................    (36,903,923)    (36,263,519)
                                                                                       ------------    ------------
           Total shareholders' equity (deficit) ....................................     (4,332,248)     (3,691,844)
                                                                                       ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) ...............................   $  5,748,255    $  6,270,163
                                                                                       ============    ============

   The accompanying notes are an integral part of these financial statements.

                         KONTRON MOBILE COMPUTING, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                               JUNE 30,                         JUNE 30,
                                                    ------------------------------    ------------------------------
                                                        2004            2003             2004              2003
                                                        -----           -----            -----             ----
Net Sales ......................................    $  3,735,870     $  2,863,672     $  5,882,085     $  4,990,382
Cost of Sales ..................................       2,205,643        1,497,541        3,625,274        2,700,217
                                                    ------------     ------------     ------------     ------------
     Gross profit ..............................       1,530,227        1,366,131        2,256,811        2,290,165
                                                    ------------     ------------     ------------     ------------
Operating Expenses:
     Sales and marketing .......................         539,192          517,371          965,678          959,280
     General and administrative ................         387,556          350,829          702,887          631,151
     Research and development ..................         409,796          265,656          803,189          556,493
                                                    ------------     ------------     ------------     ------------
          Total operating expenses .............       1,336,544        1,133,856        2,471,754        2,146,924
                                                    ------------     ------------     ------------     ------------
          Operating  income (loss) .............         193,683          232,275         (214,943)         143,241
Loss on foreign currency .......................         (25,312)         (25,324)         (33,015)         (79,329)
Interest expense, net ..........................        (137,273)        (119,676)        (274,475)        (277,640)
Professional fees related to Kontron AG offer...         (21,947)              --         (117,971)              --
                                                    ------------     ------------     ------------     ------------
Net income (loss) applicable to common
   shareholders ................................    $      9,151     $     87,275     $   (640,404)    $   (213,728)
                                                    ============     ============     ============     ============
Basic and Diluted Income (Loss) Per Common
   Share:
Net income (loss) per common share .............    $         --     $        .01     $       (.04)    $       (.01)
                                                    ============     ============     ============     ============
Basic and diluted weighted average
   common shares outstanding ...................      14,952,926       14,952,926       14,952,926       14,952,926
                                                    ============     ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                         KONTRON MOBILE COMPUTING, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            FOR THE SIX MONTHS
                                                                              ENDED JUNE 30,
                                                                           --------------------
                                                                           2004            2003
                                                                           ----            ----
OPERATING ACTIVITIES:
Net loss ...........................................................    $  (640,404)    $  (213,728)
Adjustments to reconcile net loss to net cash provided by (used for)
operating activities --
     Depreciation and amortization .................................         40,304          55,778
     Provision for losses on accounts receivable ...................         33,266          29,346
     Provision for accrued warranty ................................        (63,000)             --
     Loss on foreign currency ......................................         25,312          79,329
     Changes in operating items:
          Accounts receivable ......................................       (634,093)      1,326,980
          Inventories ..............................................        (65,714)       (430,738)
          Prepaid expenses and other ...............................        (75,622)        (21,283)
          Accounts payable .........................................         91,920         (72,196)
          Accrued expenses .........................................        102,284        (341,150)
          Deferred revenue .........................................        158,020        (198,940)
                                                                        -----------     -----------
     Net cash provided by (used for) operating activities ..........     (1,027,727)        213,398
                                                                        -----------     -----------
INVESTING ACTIVITIES:
     Purchase of property and equipment ............................         (5,454)         (9,261)
                                                                        -----------     -----------
FINANCING ACTIVITIES:
     Repayments of notes to Kontron AG .............................             --      (1,655,349)
     Net (payments on) proceeds from forward contracts .............       (196,040)        701,876
                                                                        -----------     -----------
     Net cash used for financing activities ........................       (196,040)       (953,473)
                                                                        -----------     -----------
CHANGE IN CASH AND CASH EQUIVALENTS ................................     (1,229,221)       (749,336)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................      1,694,302       2,031,285
                                                                        -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................    $   465,081     $ 1,281,949
                                                                        ===========     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest .............................................    $        --     $   344,651
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

2.   INVENTORIES:

     Inventories are stated at the lower of cost or market value, as determined by the first-in, first-out cost method.

     The components of inventories were:

                                                                          JUNE 30,      DECEMBER 31,
                                                                            2004            2003
                                                                            ----            ----
Raw materials.......................................................     $1,455,339      $1,224,853
Work in process.....................................................         48,291         294,884
Finished goods......................................................        240,338         158,517
                                                                         ----------      ----------
     Total..........................................................     $1,743,968      $1,678,254
                                                                         ==========      ==========

3.   FINANCING:

     Kontron AG ("Kontron") has provided the Company with a written agreement to provide financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through December 31, 2004, if necessary. As of December 31, 2003, Kontron controlled approximately 65% of the Company. The Company has a line of credit agreement with Kontron which allows for borrowings of up to 8.5 million Euros for operations ($10.4 million based on June 30, 2004 exchange rate.) Borrowings under this agreement bear interest at 8% per annum (payable monthly). The maturity date of the note is July 1, 2011. Outstanding borrowings under this line of credit were approximately $7.0 million at June 30, 2004.

4.    FOREIGN CURRENCY TRANSACTIONS:

     The Company's credit agreements with Kontron allow for borrowings which are payable in Euros. In the second quarter of 2001, the Company began utilizing foreign currency forward contracts to protect against significant fluctuations in net income (loss) caused by changes in Euro exchange rates. The Company's practice is to enter into a forward contract at the end of each quarter and settle the contract at the end of the subsequent quarter. The Company records gains and losses on these derivative contracts (which are not designated as hedging instruments for accounting purposes) in net income (loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Derivatives and Hedging Activities." For the quarter ended June

30, 2004, the Company recorded a net loss on currency conversion of $25,312. As of June 30, 2004, the Company entered into a new forward contract whereby the Company can hedge up to 5.8 million Euros.

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

     As required under Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), the following table presents the changes in the Company's warranty liability for the quarter ended June 30, 2004 and 2003:

                                                       Aggregate Changes in the
                             Aggregate Reductions     in Liability for Accruals
                               the Liability for          Related to Product
   Period       Beginning   Payments Made Under the    Warranties Issued During     Ending
   Ending        Balance          Warranties             the Reporting Periods      Balance
-------------   ---------   -----------------------   -------------------------    --------
June 30, 2004   $140,000          $(49,642)                  $49,642               $140,000

June 30, 2003   $283,000          $(46,032)                  $46,032               $283,000

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

                                                    Three months ended June 30,  Six months ended June 30,
                                                    ------------------------     -------------------------
                                                      2004            2003          2004             2003
                                                      ----            ----          ----             ----
Net income (loss), as reported .................    $   9,151      $  87,275     $(640,404)      $(213,728)
Deduct:  Total stock-based employee compensation
    expense determined under fair value based
    method for all awards ......................      (71,062)      (171,551)      (71,500)       (170,970)
                                                    ---------      ---------     ---------       ---------
Pro forma net income (loss) ....................    $ (61,911)     $ (84,276)    $(711,904)      $(384,698)
                                                    =========      =========     =========       =========

Net income (loss) per share:
      Basic and diluted - as reported ..........    $      --      $     .01     $    (.04)      $    (.01)
      Basic and diluted - pro forma ............    $      --           (.01)         (.05)           (.03)

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

6.    SUBSEQUENT EVENT:

     On August 6, 2004, Kontron AG announced the successful completion of its tender offer (the "Offer") for all of the outstanding shares of the Company not owned by Kontron AG at a price of $0.55 per share, net in cash. For more information about the Offer, see Part II, Item 5, "Other Information" below.

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

RECENT DEVELOPMENTS

     On August 6, 2004, Kontron AG announced the successful completion of its tender offer (the "Offer") for all of the outstanding shares of the Company not owned by Kontron AG at a price of $0.55 per share, net in cash. For more information about the Offer, see Part II, Item 5, "Other Information" below.

RESULTS OF OPERATIONS

     The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated:

                                                       FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                       --------------------------     ------------------------
                                                         2004            2003           2004           2003
                                                         ----            ----           ----           ----
Net sales .........................................      100%            100%           100%           100%
Cost of sales .....................................       59              52             62             54
                                                         ---             ---            ---            ---
     Gross profit .................................       41              48             38             46
Operating expenses:
     Sales and marketing ..........................       15              18             16             19
     General and administrative ...................       10              12             12             13
     Research and development .....................       11              10             14             11
                                                         ---             ---            ---            ---
          Total operating expenses ................       36              40             42             43
                                                         ---             ---            ---            ---
Operating income (loss) ...........................        5               8             (4)             3
Loss on currency conversion .......................       (1)             (1)            --             (2)
Interest expense, net .............................       (4)             (4)            (5)            (5)
Other expense .....................................       --              --             (2)            --
                                                         ---             ---            ---            ---
Net income (loss) applicable to common shareholders       --%              3%           (11)%           (4)%
                                                         ===             ===            ===            ===

     Net Sales. The Company's net sales increased $0.9 million, or 30%, to $3.7 million in the second quarter of 2004 from $2.9 million in the second quarter of 2003 and increased 18% to $5.9 million in the first six months of 2004 from $5.0 million in the first six months of 2003. The increase was due to a large order to the United States Army in 2004 with no comparable large orders in 2003.

     The Company continues to target key vertical markets including government, military, public services, utilities and other field service organizations. One customer, the United States Army (DFAS), accounted for 60% of net sales in the second quarter of 2004, representing $2.2 million of the Company's net sales. In the second quarter of 2003, one customer, Jackson County, Michigan, Sheriff's Department, accounted for 15% of net sales, representing $0.4 million of the Company's net sales.

     International sales decreased to $0.1 million, or 4% of net sales, for the second quarter of 2004 from $0.3 million, or 10% of net sales, for the comparable period in 2003. 78% and 64% of the international sales in the second quarter of 2004 and 2003, respectively, were in Europe. The Company believes that international sales as a percentage of net sales will remain relatively consistent for the remainder of 2004 with little impact on the Company's results of operations and liquidity. The Company records all sales in U.S. Dollars.

     Gross Margin. Gross margin increased to $1.5 million, or 41% of net sales, for the second quarter of 2004 from $1.4 million, or 48% of net sales for the second quarter of 2003. Gross margin stayed consistent at $2.3 million for the first six months of 2004 and 2003. As a percentage, gross margin decreased to 38% for the first six months of 2004 from 46% in the first six months of 2003. The decrease in gross margin percent is due to lower selling prices on the ReVolution product to reduce inventory in preparation for updated ReVolution technology to be introduced later in 2004. The Company's gross margin will fluctuate as a result of a number of factors, including mix of products sold, inventory obsolescence, the proportion of international sales, large customer contracts (with the associated volume discounts) and other manufacturing expenses. We expect margins to remain relatively consistent for the remainder of 2004.

     Sales and Marketing. Sales and marketing expenses include salaries, incentive compensation, commissions, travel, trade shows, technical support and professional services personnel and general advertising and promotion. These expenses also include the labor and material costs related to maintaining the Company's standard one-year warranty program on all products with the exception of the ReVolution which has a three-year limited warranty on some components and a one-year warranty on some devices and accessories. Sales and marketing expenses remained consistent at $0.5 million in the second quarter of 2004 and 2003. As a percentage of net sales, sales and marketing expenses decreased to 15% for the second quarter of 2004 from 18% for the second quarter of 2003 due to higher revenue over which to allocate the expenses. In the first six months of 2004, sales and marketing expenses were $1.0 million and 16% of net sales as compared to $1.0 million and 19% of net sales in the first six months of 2003.

     General and Administrative. General and administrative expenses include the Company's executive, finance, information services and human resources departments. General and administrative expenses remained consistent at $0.4 million in the second quarter of 2004 and 2003. As a percentage of net sales, general and administrative expenses decreased to 10% for the second quarter of 2004 from 12% for the second quarter of 2003 due to higher revenue over which to allocate the expenses. In the first six months of 2004, general and administrative expenses were $0.7 million and 12% of net sales as compared to $0.6 million and 13% of net sales in the first six months of 2003.

     Research and Development. Research and development expenses are incurred in the design, development and testing of new or enhanced products, services and customized computing platforms. All research and development costs are expensed as incurred. Research and development expenses increased to $0.4 million for the first quarter of 2004, from $0.3 million for the first quarter of 2003. As a percentage of net sales, research and development costs were 11% and 10% for the second quarter of 2004 and 2003, respectively. Research and development expenses increased to $0.8 million for the first six months of 2004 from $0.6 million for the comparable period in 2003. As a percentage of net sales, research and development expenses increased to 14% for the first six months of 2004 from 11% for the first six months of 2003. This increase is due to increased R&D spending for development of new technology to be released later this year and in 2005.

     Loss on Currency Conversion. The Company's line of credit agreement with Kontron allow for borrowings which are payable in Euros. The Company utilizes foreign currency forward contracts to protect against significant fluctuations in net income (loss) caused by changes in Euro exchange rates. The Company's practice is to enter into a forward contract at the end of each quarter and settle the contract at the end of the subsequent quarter. The Company records gains and losses on these derivative contracts (which are not designated as hedging instruments for accounting purposes) in net income (loss) in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 133, "Derivatives and Hedging Activities." For the quarter ended June 30, 2004, the Company recorded a net loss on currency conversion of $25,312 compared to a net loss of $25,324 in the second quarter of 2003. As of June 30, 2004, the Company entered into a new forward contract whereby the Company can hedge up to
5.8 million Euros.

     The Company currently has no other balances or transactions conducted in a foreign currency.

     Interest Expense, Net. Net interest expense was approximately $137,300 for the second quarter of 2004 compared to net interest expense of approximately $119,700 for the comparable period in 2003. Net interest expense for the first six months of 2004 was approximately $274,500 compared to net interest expense of approximately $277,600 for the first six months of 2003.

     Professional Fees Related to Kontron AG Offer. In response to the offer by Kontron AG to acquire the shares of the Company's Common Stock from minority shareholders that Kontron AG does not already own, the Company has incurred approximately $21,900 in other expense for the second quarter of 2004 and approximately $118,000 for the first six months of 2004, for legal, financial and accounting advisers related to evaluating and assessing Kontron AG's offer.

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

     Kontron has provided the Company with a written agreement to provide financial support to enable the Company to meet its cash flow needs and obligations as and when they become due through December 31, 2004, if necessary. As of June 30, 2004, Kontron controlled approximately 65% of the Company. The Company has a line of credit agreement with Kontron which allows for borrowings of up to 8.5 million Euros for operations ($10.4 million based on June 30, 2004 exchange rate.) Borrowings under this agreement bear interest at 8% per annum (payable monthly). The maturity date of the note is July 1, 2011. Outstanding borrowings under this line of credit were approximately $7.0 million at June 30, 2004.

     The Company previously had a line of credit with a commercial bank, which it allowed to expire in May 2004.

     Cash used for operating activities was $1.0 million for the first six months of 2004, compared to cash provided by operating activities of $0.2 in the comparable period in 2003. The increased use of cash was due to an operating loss and increases in accounts receivable as compared to the first six months of 2003. Gross accounts receivable increased to $3.5 million at June 30, 2004 from $2.9 million at December 31, 2003 due to higher revenue in 2004. Accounts payable increased to $1.2 million at June 30, 2004 from $1.1 million at December 31, 2003.

     Cash used for investing activities was $5,454 and $9,261 relating to purchases of property and equipment during the first six months of 2004 and 2003, respectively. Cash used for financing activities was $196,040 relating to net payments on forward contracts for the first six months of 2004. Cash used for financing activities for the first six months of 2003 was $953,473 consisting of a note repayment of $1,655,349 and $701,876 of net proceeds from forward contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 2004 the Company had $7.0 million outstanding on its line of credit from Kontron. This loan bears interest at 8% per annum, payable monthly. Both the principal amount borrowed under the line of credit and interest payable thereunder are payable in Euros. See the earlier discussion under "Foreign Currency Transactions" for a description of the foreign currency forward contract in effect. All remaining transactions of the Company are conducted and accounts are denominated in U.S. dollars. Based on its overall foreign currency rate exposure at June 30, 2004, and in light of the Company's currently effective foreign currency forward contract, the Company does not believe that a hypothetical 10% change in foreign currency rates would materially adversely affect its financial position or results of operations.

     The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents. The Company had $0.5 million in cash and cash equivalents at June 30, 2004 compared to $1.3 million at June 30, 2003. Based on analysis, shifts in money market rates would have an immaterial impact on the Company.

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

     None,

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An Annual Meeting of Shareholders was held on June 15, 2004. Two items were on the ballot.

     In the first item, the shareholders voted to elect six directors, each of whom will serve until such director's successor shall have been elected and shall qualify or until such director's earlier death, resignation, removal or disqualification. Management's entire slate of six directors was elected to serve until the next Annual Meeting of Shareholders by the following vote tallies:

                                    Authority
                        For          Withheld
                        ---         ---------
David C. Malmberg    11,696,348      238,260
Pierre McMaster      11,720,648      213,960
William P. Perron    11,700,348      234,260
Richard L. Poss      11,712,348      222,260
Thomas Sparrvik      11,696,648      237,960
Rudolf Wieczorek     11,696,648      237,960

     In the second item, the shareholders voted to approve an amendment to the 1996 Director's Stock Option Plan to increase the number of shares issuable thereunder from 500,000 to 600,000. The item was approved with 8,308,482 votes for the amendment and 460,068 votes against the amendment.

ITEM 5. OTHER INFORMATION

     On August 6, 2004, Kontron AG announced the successful completion of its tender offer (the "Offer") for all of the outstanding shares of the Company not owned by Kontron AG at a price of $0.55 per share, net in cash. The Offer expired at 5:00 p.m.New York City time on August 6, 2004, at which time approximately 5,507,273 shares had been validly tendered and not withdrawn and an additional 21,000 shares had been tendered pursuant to guaranteed delivery procedures. The shares tendered through August 6, 2004, when combined with the shares already then owned by Kontron AG, represent approximately 91% of the voting securities of the Company. On August 6, 2004, KAC Acquisition, Inc. ("KAC Acquisition"), a wholly owned subsidiary of Kontron AG, accepted all shares validly tendered through such date and not withdrawn for payment.

     Kontron AG and KAC Acquisition commenced a subsequent offering period on Monday, August 9, 2004, which will expire on Friday, August 20, 2004, at 5:00 p.m.New York City time, unless extended. During the subsequent offering period, KAC Acquisition will accept and promptly pay for all shares as they are tendered. KAC Acquisition will purchase the tendered shares at a price of $0.55 per share. Shares that are tendered during the subsequent offering period may not be withdrawn.

     After the expiration of the subsequent offering period, Kontron AG has indicated that KAC Acquisition will acquire the shares of the Company that were not tendered through a "short-form" merger (the "Merger"). Under the Minnesota Business Corporation Act, KAC Acquisition, as the holder of more than 90% of the voting securities of the Company, may cause the Company to merge with and into KAC Acquisition without a vote of the Company's shareholders. In the Merger, the remaining shareholders of the Company, other than those who assert dissenters rights, will have their shares converted into the right to receive $0.55 per share. As a result of the Merger, the Company will become a wholly owned subsidiary of Kontron AG.

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

     Exhibit 32.2 Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

     The Company filed an 8-K dated May 17, 2004 reporting under Item 7 ("Financial Statements and Exhibits") and Item 12 ("Results of Operations and Financial Condition"), a press release announcing the Company's financial results for the first quarter ended March 31, 2004.

     The Company filed an 8-K dated June 16, 2004 reporting under Item 5 ("Other Events"), a press release dated June 15, 2004 announcing that its majority shareholder has commenced a tender offer to purchase all of the shares of common stock of the Company that are not currently owned by Kontron AG at a purchase price of $0.55 per share of the Company's common stock.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KONTRON MOBILE COMPUTING, INC.

Date:  August 10, 2004

                                        /s/ Thomas Sparrvik
                                        -----------------------------------
                                        Thomas Sparrvik, Chief Executive Officer
                                        (principal executive officer)